Form 10-Q
period 1995-03-31
AMELCO CORP
filed 1995-05-17
CIK 4438

Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                OR

       	  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____to____

                 Commission file number 0-6079


                       AMELCO CORPORATION
         (Exact name of registrant as specified in its charter)

       California                                        99-0068616
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 19208 South Vermont Avenue
   Gardena, California                                         90248
 (Address of principal executive offices)                    (Zip Code)



                         (310) 327-3070
        (Registrant's telephone number, including area code)

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES   [X]                        NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
   Class of Common Stock                               March 31, 1995
Stated Value $2.50 per share                               1,443,542

                   AMELCO CORPORATION AND SUBSIDIARIES

                                INDEX



                                                              PAGE NO.

PART I.   FINANCIAL INFORMATION

     CONSOLIDATED BALANCE SHEETS -
     MARCH 31, 1995 AND SEPTEMBER 30, 1994                       3


     CONSOLIDATED STATEMENTS OF EARNINGS -
     SIX MONTHS ENDED MARCH 31, 1995 AND 1994                    4


     CONSOLIDATED STATEMENTS OF EARNINGS -
     THREE MONTHS ENDED MARCH 31, 1995 AND 1994                  5


     CONSOLIDATED STATEMENTS OF CASH FLOW-
     SIX MONTHS ENDED MARCH 31, 1995 AND 1994                    6


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                         8


PART II.

     OTHER INFORMATION                                          10


     SIGNATURE PAGE                                             10


                 Amelco Corporation and Subsidiaries
                    Consolidated Balance Sheets

                                          (Unaudited)
                                           March 31,             September 30,
                                            1995                    1994
                                            ------------         ------------
Assets
Cash (note 4)                               $  3,122,000         $  2,690,000
Receivables, net (note 2)                     22,128,000           25,596,000
Inventories                                      153,000              126,000
Investment in and advances to joint ventures      87,000            1,120,000
Costs and recognized profits in excess of
billings on uncompleted contracts              7,817,000            5,571,000
Deferred tax assets                              167,000              168,000
Prepaid expenses and other                       496,000              170,000
                                            ------------         ------------
   Total Current Assets                       33,970,000           35,441,000

Note receivable from Halau Corporation,
noncurrent                                     3,323,000            3,338,000
Other noncurrent notes receivable                110,000              110,000
Property, plant and equipment, net             1,686,000            1,797,000
Other assets                                     134,000              103,000
                                            ------------         ------------
   Total Assets                             $ 39,223,000         $ 40,789,000
                                            ============         ============


Liabilities and Stockholders' Equity
Short term borrowings                       $    550,000         $          0
Short term notes payable                         192,000                    0
Current portion of long term debt                 46,000               45,000
Accounts payable                              11,814,000           14,924,000
Accrued expenses                               2,661,000            2,744,000
Federal and state income taxes                    15,000              191,000
Billings in excess of costs and recognized
profits on uncompleted contracts               7,206,000            6,413,000
Other current liabilities                        468,000              573,000
                                            ------------         ------------
    Total  Current  Liabilities               22,952,000           24,890,000

Long term debt, excluding current portion      1,887,000            1,911,000
Deferred federal and state income taxes           69,000               61,000
Minority interest in subsidiary                   13,000               31,000

Stockholders' equity:
Common stock, stated value $2.50 per share,
authorized 3,000,000 shares,issued 2,214,008   5,535,000            5,535,000
Additional paid-in capital                     7,427,000            7,427,000
Retained earnings                              4,351,000            3,945,000
                                            ------------         ------------
                                              17,313,000           16,907,000
Less treasury shares                          (3,011,000)          (3,011,000)
                                            ------------         ------------
   Total stockholders'equity                  14,302,000           13,896,000
                                            ------------         ------------
   Total Liabilities and
   Stockholders' Equity                     $ 39,223,000         $ 40,789,000
                                            ============         ============

                  Amelco Corporation and Subsidiaries
                  Consolidated Statements of Earnings
                Six Months Ended March 31, 1995 and 1994
                            (Unaudited)

                                                1995                 1994
                                            ------------         ------------
Revenues                                    $ 62,356,000         $ 50,316,000
Costs and operating expenses                  57,326,000           45,711,000
                                            ------------         ------------
Gross profit                                   5,030,000            4,605,000

General and administrative expenses            4,070,000            3,901,000
                                            ------------         ------------
Operating income                                 960,000              704,000

Other income (expense):
Interest expense                                (166,000)            (140,000)
Other, net                                       137,000              120,000
                                            ------------         ------------
Total other income (expense)                     (29,000)             (20,000)
                                            ------------         ------------
Earnings  before income taxes                    931,000              684,000

Income tax expense                               391,000              279,000
Minority interest in earnings (loss)
of subsidiary                                    (10,000)              20,000
                                            ------------         ------------
Net earnings                                $    550,000         $    385,000
                                            ============         ============



Earnings per share:
Net earnings per common share                     $ 0.38               $ 0.27
                                            ============         ============
Weighted average number of common shares
     outstanding during the period             1,444,000            1,444,000
                                            ============         ============

                     Amelco Corporation and Subsidiaries
                     Consolidated Statements of Earnings
                 Three Months Ended March 31, 1995 and 1994
                                (Unaudited)

                                                1995                 1994
                                            ------------         ------------
Revenues                                    $ 31,006,000         $ 24,843,000
Costs and operating expenses                  28,553,000           22,439,000
                                            ------------         ------------
Gross profit                                   2,453,000            2,404,000

General and administrative expenses            2,022,000            1,963,000
                                            ------------         ------------
Operating income                                 431,000              441,000

Other income (expense):
Interest expense                                 (91,000)             (75,000)
Other, net                                        80,000               48,000
                                            ------------         ------------
Total other income (expense)                     (11,000)             (27,000)

Earnings  before income taxes                    420,000              414,000

Income tax expense                               183,000              175,000
Minority interest in earnings (loss)
   of subsidiary                                  (5,000)              20,000
                                            ------------         ------------
Net earnings                                $    242,000         $    219,000
                                            ============         ============


Earnings per share:
Net earnings per common share                     $ 0.17               $ 0.15
                                             ===========         ============
Weighted average number of common shares
outstanding during the period                  1,444,000            1,444,000
                                             ===========         ============

                   Amelco Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                 Six Months Ended March 31, 1995 and 1994
                              (Unaudited)
                                                     1995             1994
                                                 ------------    ------------
Cash flows from operating activities:
Net earnings                                     $    550,000    $    385,000

Adjustments to reconcile income to net cash
provided (used) by operating activities:
Depreciation and amortization                         197,000         193,000
Gain on sale of assets                                 (2,000)         (1,000)
(Increase) decrease in assets and increase (decrease)
 in liabilities:
Accounts receivable                                 3,468,000         145,000
Investment in joint venture                         1,033,000        (290,000)
Inventories                                           (27,000)         33,000
Costs and recognized profits in excess of billings
      on uncompleted  contracts                    (2,246,000)     (2,528,000)
Prepaid expenses                                     (326,000)        (27,000)
Other assets                                          (31,000)        (19,000)
Accounts payable and accrued expenses              (3,193,000)     (1,080,000)
Billings in excess of costs and recognized profits
      on uncompleted contracts                        793,000         902,000
Income taxes payable                                 (167,000)       (152,000)
Other  liabilities                                   (105,000)        (63,000)
                                                  ------------   ------------
   Total adjustments                                 (606,000)     (2,887,000)
                                                  ------------   ------------
 Net cash (used) by operating activities          $   (56,000)   $ (2,502,000)
                                                  ------------   ------------

Cash flows from investing activities:
Decrease(increase) in note receivable                   15,000          3,000
Increase (decrease) in minority interest               (18,000)        20,000
Proceeds from sale of assets                             4,000          3,000
Capital expenditures                                   (88,000)      (196,000)
                                                  ------------   ------------
 Net cash (used) by investing activities          $    (87,000)      (170,000)
                                                  ------------   ------------

Cash flows from financing activities:
Borrowings  under revolving line of credit, net        550,000      1,715,000
Repayments of long term debt                           (23,000)      (109,000)
Borrowings under short term note payable               540,000        289,000
Repayments of short term note payable                 (348,000)      (192,000)
Dividends paid                                        (144,000)      (217,000)
                                                  ------------   ------------
 Net cash provided by financing activities        $    575,000   $  1,486,000
                                                  ------------   ------------

Net increase (decrease) in cash and cash equivalents  432,000     (1,186,000)

Cash and cash equivalents at beginning of year       2,690,000      3,406,000
                                                  ------------   -----------
Cash and cash equivalents at end of year          $  3,122,000   $  2,220,000
                                                  ============   ============

                   Amelco Corporation and Subsidiaries
                Notes to Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1995 and September 30, 1994, the results of its operations for the six months ended March 31, 1995 and 1994 and the three months ended
March 31, 1995 and 1994 and changes in cash flow for the six months ended March 31, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes threto included in the Company's annual report on Form 10-K for the year ended September, 1994.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $6,840,000 and $5,507,000 at March 31, 1995 and September 30, 1994, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $84,272,000 on contracts in force as of March 31, 1995, compared with $91,425,000 as of March 31, 1994, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $1,724,000 at March 31, 1995 and $8,308,000 at March 31, 1994.

4. Cash: Cash balances at March 31, 1995 include approximately $1,229,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5. Dividends: A $.10 per share dividend was paid on February 15, 1995 to stockholders of record as of February 6, 1995. The dividend amounted to $144,000.

                 Amelco Corporation and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations



Capital Resources and Liquidity

Cash balances increased from $2,690,000 at September 30, 1994 to $3,122,000 at March 31, 1995. This increase in cash of $432,000 consisted of approximately $575,000 provided from financing activities which was partially offset by $56,000 used by operating activities and $87,000 used by investing activities.

Net cash used by operating activities resulted largely from payments on accounts payable and accrued expenses amounting to $3,193,000 and an increase in costs and recognized profits in excess of billings on uncompleted contracts of $2,246,000. These uses of cash were partially offset by a decrease in accounts receivable of $3,468,000, a decrease in investment in joint ventures of $1,033,000 and an increase in billings in excess of costs and recognized profits of $793,000. In addition, prepaid expenses increased by $326,000 consisting primarily of insurance premiums paid at policy inception.

Net cash provided by financing activities included $550,000 in borrowings under the Company's lines of credit and $540,000 under a short term note to finance insurance premiums. These changes were offset by repayments of long term debt and short term notes aggregating $371,000 and payment of a $144,000 cash dividend to stockholders on February 15, 1995. Net cash used by investing activities of $87,000 consisted primarily of capital expenditures of $88,000.

The Company's construction backlog amounted to approximately $84,272,000 at March 31, 1995, of which approximately $67.7 million was in California, $9.1 million was in Hawaii and the Pacific Basin, and $7.5 million in other western continental U. S. states. The Company's revolving lines of credit aggregating $6,000,000 were renewed in March 1995. At March 31, 1995, there was $550,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near future.

Consolidated working capital amounted to $11,018,000 at March 31, 1995 as compared to $10,551,000 at September 30, 1994. The working capital ratio increased slightly from 1.42 at September 30, 1994 to 1.48 at March 31, 1995.

                 Amelco Corporation and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations
                          (continued)

Results of Operations

 Consolidated revenues increased by 24.8% and 23.9% in the three and six months periods ended March 31, 1995 as compared to the same period in the prior year. The change in the six month period includes a revenue increase of approximately $14.2 million from the California operations which was partially offset by revenue decreases of $1.6 million from the Hawaii operations and $0.6 million from other western continental U.S. states. The change in California revenues is largely a result of the increased construction backlog obtained in the second half of fiscal 1994. Changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

 Gross profits increased by $49,000 in the three months period ended March 31, 1995 and by $425,000 in the six month period ended March 31, 1995. Gross profits as a percentage of revenue were 7.9% and 8.1% in the three and six month periods ended March 31, 1995 as compared to 9.7% and 9.2% in the three and six month period ended March 31, 1994. The decrease results from a combination of the continued highly competitive conditions in the construction market and the Company's focus on the procurement of larger projects as a prime contractor. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

 General and administrative expenses for the six month period increased from $3,901,000 in 1994 to $4,070,000 in 1995. The change is primarily attributable to increases in management, estimating and administrative staffing costs.

 Interest expense increased by $16,000 and $26,000 in the three and six months periods ended March 31, 1995. The increase results primarily from higher short term interest rates in 1995 as compared to the previous period.

                           Part II

                       Other Information




Item 4.  Submission of Matters to a Vote of Security Holders

 The Company held its Annual Meeting of Shareholders on May 4, 1995 at which 1,341,248 or 92.9% of the outstanding shares were represented. At the meeting 99.9% of the voting shares were cast for the election of Samuel M. Angelich, Mark S. Angelich and John M. Carmack as directors for the ensuing year.






                                        Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Amelco Corporation


Date:  May 15, 1995                           __________________
                                               Patrick T. Miike
                                           Chief Financial Officer,
                                          Vice President-Finance and
                                                  Treasurer