Form 10-Q
period 1995-06-30
AMELCO CORP
filed 1995-08-15
CIK 4438

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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


                             (310) 327-3070
                       ----------------------------
              (Registrant's telephone number, including area code)

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

                    YES X                              NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
Class of Common Stock                                  June 30, 1995
Stated Value $2.50 per share                             1,443,542

                      AMELCO CORPORATION AND SUBSIDIARIES

                                    INDEX


                                                             PAGE NO.

PART I.   FINANCIAL INFORMATION

   Consolidated Balance Sheets-
   June 30, 1995 and September 30, 1994                            3


   Consolidated Statements of Earnings -
   Nine months ended June 30, 1995 and 1994                        4


   Consolidated Statements of Earnings -
   Three months ended June 30, 1995 and 1994                       5


   Consolidated Statements of Cash Flow-
   Nine months ended June 30, 1995 and 1994                        6


   Notes to Consolidated Financial Statements                      7


   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                             8


PART II.

   Other Information                                              10


   Signature Page                                                 10



                   Amelco Corporation and Subsidiaries
                      Consolidated Balance Sheets


                                             (Unaudited)
                                             June 30,           September 30,
                                              1995                 1994
                                             --------------     -------------
Assets
Cash (note 4)                               $  3,831,000           2,690,000
Receivables, net (note 2)                     25,728,000          25,596,000
Inventories                                      170,000             126,000
Investment in and advances to joint ventures      65,000           1,120,000
Costs and recognized profits in excess of
billings on uncompleted contracts              7,351,000           5,571,000
Deferred tax assets                              260,000             168,000
Prepaid expenses and other                       349,000             170,000
                                            --------------     -------------
Total Current Assets                          37,754,000          35,441,000

Note receivable from Halau Corporation,
noncurrent                                     3,315,000           3,338,000
Other noncurrent notes receivable                 69,000             110,000
Property, plant and equipment, net             1,773,000           1,797,000
Other assets                                     134,000             103,000
                                            -------------       -------------
Total Assets                                $ 43,045,000          40,789,000
                                            =============       =============

Liabilities and Stockholders' Equity
Short term borrowings                       $  1,250,000                 -0-
Short term notes payable                          48,000                 -0-
Current portion of long term debt                 47,000              45,000
Accounts payable                              14,495,000          14,924,000
Accrued expenses                               2,620,000           2,744,000
Federal and state income taxes                    28,000             191,000
Billings in excess of costs and recognized
profits on uncompleted contracts               7,660,000           6,413,000
Other current liabilities                        431,000             573,000
                                            --------------      -------------
Total Current Liabilities                     26,579,000          24,890,000

Long term debt, excluding current portion      1,875,000           1,911,000
Deferred federal and state income taxes           25,000              61,000
Minority interest in subsidiary                   13,000              31,000

Stockholders' equity:
Common stock, stated value $2.50 per share,
authorized 3,000,000 shares,issued 2,214,008   5,535,000           5,535,000
Additional paid-in capita                     l7,427,000           7,427,000
Retained earnings                              4,602,000           3,945,000
                                            --------------     --------------
                                              17,564,000          16,907,000
Less treasury shares                          (3,011,000)         (3,011,000)
                                            --------------     --------------
Total stockholders' equity                    14,553,000          13,896,000
                                            --------------     --------------
Total Liabilities and
Stockholders' Equity                         $43,045,000          40,789,000
                                            ==============     ==============



                     Amelco Corporation and Subsidiaries
                     Consolidated Statements of Earnings
                   Nine Months Ended June 30, 1995 and 1994
                                (Unaudited)


                                                  1995              1994
                                                -------------   -------------
Revenues                                        $ 94,025,000      78,015,000
Costs and operating expenses                      86,564,000      71,088,000
                                                -------------   -------------
Gross profit                                       7,461,000       6,927,000

General and administrative expenses                6,081,000       5,790,000
                                                -------------   -------------
Operating income                                   1,380,000       1,137,000

Other income (expense):
Interest expense                                    (239,000)       (232,000)
Other, net                                           209,000         188,000
                                                -------------   -------------
Total other income (expense)                         (30,000)        (44,000)
                                                -------------   -------------
Earnings  before income taxes                      1,350,000       1,093,000

Income tax expense                                   559,000         444,000
Minority interest in earnings (loss)
of subsidiary                                        (10,000)         33,000
                                                -------------   -------------
Net earnings                                        $801,000         616,000

Earnings per share:
Net earnings per common share                         $ 0.55          $ 0.43
                                                =============   =============

Weighted average number of common shares
           outstanding during the period           1,444,000       1,444,000
                                                =============   =============


                    Amelco Corporation and Subsidiaries
                    Consolidated Statements of Earnings
                 Three Months Ended June 30, 1995 and 1994
                                (Unaudited)


                                                     1995             1994
                                               -------------    -------------
Revenues                                       $ 31,669,000       27,699,000
Costs and operating expenses                     29,238,000       25,377,000
                                               -------------    -------------
Gross profit                                      2,431,000        2,322,000

General and administrative expenses               2,011,000        1,889,000
                                               -------------    -------------
Operating income                                    420,000          433,000

Other income (expense):
Interest expense                                    (73,000)         (92,000)
Other, net                                           72,000           68,000
                                               -------------    -------------
Total other income (expense)                         (1,000)         (24,000)

Earnings  before income taxes                       419,000          409,000

Income tax expense                                  168,000          165,000
Minority interest in earnings (loss)
of subsidiary                                           -0-           13,000
                                               -------------    -------------
Net earnings                                       $251,000          231,000

Earnings per share:
Net earnings per common share                        $ 0.17           $ 0.16
                                               =============     ============
Weighted average number of common shares
outstanding during the period                     1,444,000        1,444,000
                                               =============     ============


                     Amelco Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                   Nine Months Ended June 30, 1995 and 1994
                                 (Unaudited)

                                                     1995            1994
                                                 -------------   ------------
Cash flows from operating activities:
Net earnings                                     $    801,000        616,000
Adjustments to reconcile income to net cash
provided (used) by operating activities:
Depreciation and amortization                         300,000        293,000
Gain on sale of assets                                 (4,000)        (1,000)
(Increase) decrease in assets and increase
(decrease) in liabilities:
Accounts receivable                                  (132,000)    (5,009,000)
Investment in joint venture                         1,055,000       (465,000)
Inventories                                           (44,000)        39,000
Costs and recognized profits in excess of
billings on uncompleted  contracts                 (1,780,000)    (2,691,000)
Prepaid expenses                                     (179,000)        94,000
Other assets                                          (31,000)       (19,000)
Accounts payable and accrued expenses                (553,000)       194,000
Billings in excess of costs and recognized
  profits on uncompleted contracts                  1,247,000      3,725,000
Income taxes payable                                 (291,000)      (182,000)
Other liabilities                                    (142,000)        22,000
                                                  -------------   -----------
Total adjustments                                    (554,000)    (4,000,000)
                                                  -------------   -----------
Net cash (used) by operating activities              $247,000     (3,384,000)
                                                  -------------   -----------

Cash flows from investing activities:

Decrease(increase) in note receivable                  64,000         54,000
Increase (decrease) in minority interest              (18,000)        33,000
Proceeds from sale of assets                            6,000          3,000
Capital expenditures                                 (278,000)      (237,000)
                                                  -------------   -----------
Net cash (used) by investing activities             $(226,000)      (147,000)
                                                  -------------   -----------

Cash flows from financing activities:

Borrowings  under revolving line of credit, net      1,250,000     2,600,000
Repayments of long term debt                           (34,000)     (152,000)
Borrowings under short term note payable               540,000       291,000
Repayments of short term note payable                 (492,000)     (264,000)
Dividends paid                                        (144,000)     (217,000)
                                                  -------------   -----------
Net cash provided by financing activities           $1,120,000     2,258,000
                                                  -------------   -----------

Net increase (decrease) in cash and
                   cash equivalents                  1,141,000    (1,273,000)

Cash and cash equivalents at beginning of year       2,690,000     3,406,000
                                                  -------------   -----------
Cash and cash equivalents at end of year            $3,831,000     2,133,000
                                                  =============   ===========


                     Amelco Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and September 30, 1994, the results of its operations for the nine months ended June 30, 1995 and 1994 and the three months ended June 30, 1995 and 1994 and changes in cash flow for the nine months ended June 30, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $6,170,000 and $5,507,000 at June 30, 1995 and September 30, 1994, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $92,884,000 on contracts in force as of June 30, 1995, compared with $110,519,000 as of June 30, 1994, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $40,000 at June 30, 1995 and $6,022,000 at June 30, 1994.

4. Cash: Cash balances at June 30, 1995 include approximately $1,231,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5. Dividends: A $.10 per share dividend was paid on February 15, 1995 to stockholders of record as of February 6, 1995. The dividend amounted to $144,000.

                   Amelco Corporation and Subsidiaries
       Management's Discussion and Analysis of Financial Condition and
                       Results of Operations



Capital Resources and Liquidity

  Cash balances increased from $2,690,000 at September 30, 1994 to $3,831,000 at June 30, 1995. This increase in cash of $1,141,000 consisted of approximately $247,000 provided from operating activities and $1,120,000 provided by financing activities, which was partially offset by $226,000 used by investing activities.

  Cash provided by operating activities included net earnings from operations of $801,000, a decrease in investment in joint ventures of $1,055,000 and an increase in billings in excess of costs and recognized profits of $1,247,000. These increases of cash were largely offset by an increase in costs and recognized profits in excess of billings on uncompleted contracts of $1,780,000 and a decrease in accounts payable and accrued expenses of $553,000.

  Net cash provided by financing activities included $1,250,000 in borrowings under the Company's lines of credit and $540,000 under a short term note to finance insurance premiums. These changes were offset by repayments of long term debt and short term notes aggregating $526,000 and payment of a $144,000 cash dividend to stockholders on February 15, 1995. Net cash used by investing activities of $226,000 consisted primarily of capital expenditures of $278,000.

  The Company's construction backlog amounted to approximately $92,884,000 at June 30, 1995, of which approximately $71.9 million was in California, $10.9 million was in Hawaii and the Pacific Basin, and $10.1 million in other western continental U. S. states. The Company's revolving lines of credit aggregating $6,000,000 were renewed in March 1995. At June 30, 1995, there was $1,250,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.

  Consolidated working capital amounted to $11,175,000 at June 30, 1995 as compared to $10,551,000 at September 30, 1994. The working capital ratio at September 30, 1994 and June 30, 1995 was unchanged at 1.42.

                    Amelco Corporation and Subsidiaries
      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations
                             (continued)



Results of Operations

  Consolidated revenues increased by 14.3% and 20.5% in the three and nine month periods ended June 30, 1995 as compared to the same periods in the prior year. The change in the nine month period results primarily from a revenue increase of approximately $19.9 million from the California operations. This increase was partially offset by revenue decreases of $2.8 million from the Hawaii operations and $1.1 million from other western continental U. S. states. The change in California revenues is largely a result of the increased construction backlog obtained in the second half of fiscal 1994. Changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

  Gross profits increased by $109,000 in the three months period ended
June 30, 1995 and by $534,000 in the nine month period ended June 30, 1995. Gross profits as a percentage of revenue were 7.7% and 7.9% in the three and nine month periods ended June 30, 1995 as compared to 8.4% and 8.9% in the three and nine month periods ended June 30,1994. The decrease results from a combination of the continued highly competitive conditions in the construction market and the Company's focus on procurement of larger projects as a prime contractor. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

  General and administrative expenses for the nine month period increased from $5,790,000 in 1994 to $6,081,000 in 1995. The increase of $291,000 results largely from increased management, estimating and administrative staffing costs and is related to the increase in revenue volume since the prior period.

  Interest expense decreased by $19,000 and increased by $7,000 in the three and nine months periods ended June 30, 1995. The increase in the nine month period results from higher short term interest rates in 1995 as compared to the previous period. The decrease in the three month period reflects a decrease in average short term borrowings as compared to the previous period.

                                Part II

                            Other Information


  No events occurred during the three (3) month period ended June 30, 1995 which are reportable under this part.



                             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Amelco Corporation

                                                  ------------------------
Date:  August 14, 1995                            By /s/ Patrick T. Miike
                                                     Patrick T. Miike
                                                   Chief Financial Officer,
                                                  Vice President-Finance and
                                                         Treasurer