Form 10-K405
period 1995-09-30
AMELCO CORP
filed 1995-12-28
CIK 4438

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NO. 0-6079

                               AMELCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                        CALIFORNIA                                              99-0068616
                             (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
                              INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)


                                19208 SOUTH VERMONT AVENUE
                                   GARDENA, CALIFORNIA                                             90248
                         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 327-3070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                               ----------------------
         NONE                                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         The aggregate market value of Common Stock held by non-affiliates on December 1, 1995 was $353,000.

         As of December 1, 1995, there were 1,443,542 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 1995) are incorporated by reference in Part III.

===============================================================================

                                     PART I
Item 1.     BUSINESS

           Amelco Corporation (the "Company") was organized in 1967 to become the parent of existing operating companies. The Company, through its subsidiaries, engages in specialty construction work (primarily electrical and mechanical construction). Construction operations are conducted in the western continental United States, Hawaii and Guam.

OPERATIONS

           The Company's contracting subsidiaries primarily act as specialty contractors, and are capable of providing the full range of services in the construction and installation of electrical and mechanical systems. These activities are performed in the commercial and industrial construction market, primarily in connection with the construction, rebuilding or renovation of commercial buildings, industrial plants, convention buildings, wastewater treatment plants, hotels, hospitals, hydroelectric dams, refineries, power generating facilities, security systems, highway lighting and military facilities.

           Over the years, profit has been dependent upon management's ability to accurately estimate costs to be incurred on projects which are competitively bid and to effectively control costs of work in progress. Costs ultimately incurred are affected by the incidence of such events and conditions as labor shortages, time extensions, weather, latent geological conditions, delays caused by others and fluctuations in the prices of materials. Because of the large number of variables affecting costs (many of which are not controllable), increased revenues in a particular accounting period do not necessarily result in increased operating profits; losses may occur even when revenues increase.

           The subsidiaries operate in a highly competitive industry. They compete with numerous other local, regional and national contractors, both smaller and larger than the subsidiaries, none of which are considered to be dominant in the construction markets in which the subsidiaries operate. Substantially all of the subsidiaries' construction contracts are awarded on the basis of competitive bidding. Because of the degree of competition in the industry, which is primarily based on the price of construction services rendered, there is a greater likelihood that the subsidiaries will be an unsuccessful bidder rather than a successful bidder.

           Substantially all of the construction contracts have been fixed-price contracts. Substantially greater risks are involved in fixed-price contracts than in cost-plus-fee and target-estimate contracts since the contractor assumes responsibility for completing the work for the contract price regardless of ultimate costs. The ability of the subsidiaries to mitigate these risks is largely dependent upon management's ability to accurately estimate construction costs at the time of bid preparation and to effectively manage and control costs of work in progress during the course of contract performance.

           The Company has no major customers, the loss of which would have a material adverse impact on the Company.

           In connection with these contracting activities, the subsidiaries, from time to time, assert claims for compensation in excess of the contract price because of delays, owner-caused changed conditions or interruptions, improper or revised specifications or disagreements with respect to the contracted scope of work. Claims for additional compensation may arise in any accounting period and may or may not be material to operations. All costs of construction which give rise to a claim are expensed in the period in which they were incurred. However, the amount of any claim is not recognized as revenue until a settlement has been concluded. Claim settlements in 1995 and 1994 were not significant. Income from claim settlements in fiscal 1993 approximated $366,000. Various other claims have been filed. No assurance can be given that such claims will be allowed nor is the extent of any potential recovery presently estimable.

           The subsidiaries have numerous suppliers for materials and equipment, none of which are individually dominant, and have experienced no significant difficulty in obtaining the materials needed to pursue the contracted work.

           The backlog of uncompleted contracting work was approximately $87,661,000 on contracts in force as of September 30, 1995, compared with $122,084,000 as of September 30, 1994, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $40,000 and $4,425,000 at September 30, 1995 and 1994, respectively. The Company estimates that 75% of the September 30, 1995 backlog will be substantially completed during fiscal 1996. Contracting backlog at any given time is subject to change due to modifications to the projects concerned. While backlog is an indication of future revenues, no assurance can be given that earnings will be realized from performance of contracts reflected in the backlog.

           The Company, through its subsidiaries, participates in joint venture arrangements from time to time where the joint venturers undertake to bid and complete, if awarded, a construction contract. These arrangements typically provide for the sharing of profit or losses in the same relationship as the capital contributions of the joint venturers and joint and several responsibility for contract performance. In fiscal 1995, a subsidiary of the Company had three separate joint venture arrangements which provided for equity participations ranging from 49% to 50%. Projects under these joint venture arrangements, including a joint venture with Industrial Construction, an Idaho-based specialty contractor, are substantially complete at September 30, 1995. Further information on joint venture participations is contained in note 10 to the consolidated financial statements in Item 8, Part II of this report, which is incorporated herein by reference.

           The Company's Hawaii - based contracting subsidiaries perform various maintenance and repair services relating primarily to electrical and air-conditioning installations. Revenues derived from maintenance and repair services are not material to the consolidated financial statements.

           Employees: As of September 30, 1995, the Company had approximately 526 employees, of whom approximately 450 were engaged in operational activities and approximately 76 were in supervisory, administrative and clerical positions. Portions of the construction work for which the Company is responsible are carried out by subcontractors who separately employ additional personnel. The number of employees engaged in operational activities fluctuates continuously based upon the number and size of projects. A number of labor unions represent employees, of which local unions of the International Brotherhood of Electrical Workers are considered to be dominant. No one union is the sole bargaining agent.

           Employee benefits for non-bargaining employees include a 401(k) plan and group medical, dental, disability and life insurance programs.

           Energy, Supply, Production and Environmental Matters:

           The Company is not in an energy intensive business.

           The Company experienced no significant problems in fiscal 1995 relating to the availability or price of construction materials.

           Construction operations are primarily located in Hawaii and the western continental United States and, therefore, are not normally subject to the effects of significant seasonal variations.

           The Company's operations are such that compliance with environmental legislation and regulations is not a significant factor. The Company, to some extent, benefits from construction work resulting from compliance with environmental requirements by other industries.

Item 2.     PROPERTIES

           The following table summarizes properties occupied by the Company and its subsidiaries. All properties utilized in construction operations have combined uses as offices and warehouses. Management believes that these facilities are in good ondition, well maintained and adequate to serve the needs of the Company:


                                       IMPROVEMENTS--
                                        APPROXIMATE        OWNED
         LOCATION                      SQUARE FOOTAGE    OR LEASED
         --------                      --------------    ---------
Gardena, California (1)                    25,000          Leased
San Leandro, California                     7,000           Owned
San Diego, California                       7,000           Owned
Honolulu, Hawaii (2)                       36,000          Leased
Barrigada, Guam (3)                        36,300           Owned

(1) In addition to office and warehouse facilities for the Los Angeles construction operations, this property houses the corporate offices of the Company. This property is presently being rented from a related party on a quarter-to-quarter basis pending management's evaluation of alternative office requirements.

(2) This property serves as the central office for the Hawaii construction operations. This leasehold property has been pledged as collateral for short-term debt of the Company. The lease expires in 2029.

(3) This property has been pledged as security for an eight-year $2,000,000 mortgage loan obtained by the Company in August 1993. Further information with respect to the mortgage is provided in note 4 to the consolidated financial statements in Item 8, Part II of this report, which is incorporated herein by reference.


Item 3.     LEGAL PROCEEDINGS

           There are no material legal proceedings to which the Company or any of its subsidiaries are a party which would, in management's opinion, have a material impact on the consolidated financial statements taken as a whole.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the names and ages of the Company's executive officers, together with all positions and offices held with the Company by such executive officers. Officers are appointed by the Board of Directors to serve at the pleasure of the Board.

                          NAME                     AGE                       POSITION(S) WITH THE COMPANY/OTHER
                          ----                     ---                       ----------------------------------
                   Samuel M. Angelich               71        Vice President - Continental U.S. and Director (October 1982 to
                                                              June 1986)
                                                              Senior Vice President and Director (June 1986 to January 1988)
                                                              President and Chairman of the Board (since January 1988)

                   John M. Carmack                  58        Director and Secretary (since January 1988)
                                                              Partner in the law firm of Gill and Baldwin (since 1966)

                   Mark S. Angelich                 39        Vice President of Administration of Amelco Industries (August
                                                              1986 to January 1988)
                                                              Executive Vice President and Director (since January 1988)
                                                              Mr. Angelich is the son of Samuel Angelich

                   Patrick T. Miike                 45        Treasurer (since March 1985)
                                                              Vice President - Finance (since January 1988)

                                    PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

           The only equity securities outstanding are shares of common stock, without par value, which are traded over-the-counter. During each quarter of the last two fiscal years, high and low bid prices for common stock, as reported by a stockbroker, were as follows:

                                                              FISCAL YEAR ENDED SEPTEMBER 30
                                                   ----------------------------------------------------
                                                           1994                           1995
                                                   --------------------           ---------------------
                                                   HIGH            LOW             HIGH            LOW
                                                   ----           ----            -----           -----
                            Quarter:
                               First                3               3             3-7/8           2-1/2
                               Second               3               3             2-1/2           2-1/2
                               Third                3               3             2-1/2           2-1/2
                               Fourth               3             2-1/2           2-1/2           2-1/2

           The reported bid price on December 1, 1995 was 2-1/2.

           These quotations were provided by a single stockbroker (Abel-Behnke Corporation) known to make a market in the Company's common stock and reflect bids only, without retail markup, markdown or commission and may not necessarily represent actual transactions.

           The Company has paid cash dividends on its common stock of $0.10, $0.15, $0.25, $0.15, $0.25 and $0.25 on February 15, 1995, March 25, 1994,
February 12, 1993, March 16, 1992, November 15, 1990 and September 25, 1989, respectively. The payment of dividends requires the consent of the Company's bonding surety and its bank. Future dividends, if any, are dependent on the profitability of the Company and are not assured.

           As of December 1, 1995, the approximate number of holders of record of the Company's common stock was 315.

Item 6.     SELECTED FINANCIAL DATA

                                                                      YEARS ENDED SEPTEMBER 30
                                              ------------------------------------------------------------------------
                                                1995              1994            1993            1992          1991
                                              --------           -------         ------          ------         ------
                                                             (In thousands, except per share amounts)
Operations:
   Total construction revenue                 $126,221           114,131         95,554          90,843         91,369
                                              ========           =======         ======          ======         ======
   Earnings before extraordinary item         $  1,015               804            910             700            597
                                              ========           =======         ======          ======         ======
   Net earnings                               $  1,015               804            910             700          1,850
                                              ========           =======         ======          ======         ======
   Earnings per share before
     extraordinary item                       $    .70               .56            .63             .48            .41
                                              ========           =======         ======          ======         ======
   Net earnings per share                     $    .70               .56            .63             .48           1.28
                                              ========           =======         ======          ======         ======
Financial position:
   Total assets                               $ 43,629            40,789         29,659          28,221         31,631
                                              ========           =======         ======          ======         ======
   Long-term debt                             $  1,863             1,911          1,956             --             116
                                              ========           =======         ======          ======         ======
Cash dividends declared per common
   share                                      $    .10               .15            .25             .15            .25
                                              ========           =======         ======          ======         ======



           Total construction revenue includes the Company's proportionate share of revenue from construction joint ventures amounting to $6,661,000, $5,854,000, $2,513,000, $2,283,000 and $7,139,000 in fiscal 1995, 1994, 1993,
1992 and 1991, respectively.

           Additional information on dividends is contained in Item 5, Part II which is incorporated herein by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         Cash balances increased by $1,173,000 in 1995. Working capital increased by $610,000 to $11,161,000 in 1995 representing an increase of 5.8% from the previous year. These changes reflect the increase in the Company's contracting volume in fiscal 1995 and the related increase in current assets. The changes included an increase in contract and trade receivables which increased by $1,449,000. Billings in excess of costs and recognized profits on uncompleted contracts also increased by $970,000 although this was offset by an increase in costs and recognized profits in excess of billings on uncompleted contracts of $135,000. In addition, the Company's investment in joint ventures decreased by $1,042,000 in fiscal 1995 consisting of distributions to the joint venture partners.

         Financing activities in 1995 provided $813,000 of cash, consisting of cash provided by short-term borrowings under the Company's line of credit of $900,000 and net funds provided by a short-term note payable for insurance premiums of $102,000. This increase was offset by the repayment of long-term debt amounting to $45,000 and the payment of a $144,000 dividend to stockholders in February 1995.

         Investing activities consumed cash of $539,000, primarily for the acquisition of plant and equipment aggregating $380,000, purchase of real estate held for investment of $200,000 and a decrease in minority interest of $16,000. This was partially offset by cash received from notes receivable aggregating $42,000 and proceeds from sale of assets of $15,000.

         The Company's backlog of future construction work at September 30, 1995 approximated $87,661,000, inclusive of the Company's proportionate share of contract backlog from joint venture participations aggregating $40,000. Geographically, contract backlog approximating $57,731,000 is in California, $11,185,000 is in Hawaii and Guam and $18,745,000 is in other states.

         The Company continues to maintain short-term working capital lines of credit amounting to $6,000,000. These credit facilities are primarily used to fund short-term cash needs resulting from customer payment periods which are frequently longer than payment periods for the Company's vendors. Management believes that the present liquidity of the Company together with the availability of the lines of credit are adequate to provide the working capital to fund the Company's operations in 1996 and beyond.

         The Company's short-term lines of credit are indexed to the prime rate. Although the Company has mitigated its exposure to interest rate movements by the addition of long-term fixed rate debt in 1993, further significant changes in the prime rate, either up or down, may have a significant impact on the Company.

         The Company's operations are such that significant investment in property, plant and equipment is not required. Capital expenditures in 1996 should consist primarily of replacement or renovation of existing equipment and are not expected to be significant.

         The Financial Accounting Standards Board recently issued Statements of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of" and No. 123, "Accounting for Stock Based Compensation" which are required to be adopted by the

Company in fiscal year 1997. It is believed that the adoption of these standards will not have a material effect on the Company's financial statements.

RESULTS OF OPERATIONS

Fiscal 1995 Compared to 1994

         Consolidated revenues increased by $12,090,000 in 1995. The change reflects an increase in revenue of approximately $19.1 million in California which was partially offset by decreases in revenue approximating $4.9 million in Hawaii and Guam and $2.1 million in other western U.S. states. Changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods. There are no major contracts which were completed in 1995 or which will be completed in 1996 upon which the Company is dependent.

         Gross profit increased from $9,285,000 in 1994 to $10,073,000 in fiscal 1995. Gross profit as a percentage of revenues decreased from 8.1% in 1994 to 8.0% in 1995. The change reflects primarily a decrease in gross profits on construction work in the Hawaii operations which was offset by increased profits from joint venture participations in 1995. Gross margins applicable to California operations were largely unchanged in the current year. The Company and its subsidiaries have experienced highly competitive conditions in the industrial and commercial construction markets in which it does business. This is expected to continue in the near future. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the intial bidding stage and upon award, to effectively manage jobsite labor and material installation.

         General and administrative expenses increased from $7,848,000 in 1994 to $8,338,000 in 1995. However, as a percentage of revenue, general and administrative expense decreased from 6.9% in 1994 to 6.6% in 1995. The change reflects primarily the additional costs of project management and administrative staff, together with related office support expenses, incurred during the current year in response to the higher levels of construction operations.

         Interest income increased by $58,000 in 1995 as compared to the previous year due primarily to higher levels of cash maintained in interest bearing accounts in the current year. Interest expense decreased by $10,000 in 1995 due primarily to lower levels of borrowings under the Company's lines of credit offset by changes in the bank prime rates which increased from 7.75% to 8.75% at September 30, 1994 and 1995, respectively. Changes in other components of other income and expense from the prior year were not significant.

Fiscal 1994 Compared to 1993

         Consolidated revenues increased by $18,577,000 in 1994. The change reflects increases in revenue approximating $5.4 million in Hawaii and Guam, $10.9 million in California and $2.3 million in other western U.S. states. The growth in revenue is largely a result of an acceleration in construction work put in place in the 4th fiscal quarter, primarily in California.

         Gross profit decreased from $9,993,000 in the prior period to $9,285,000 in fiscal 1994. Gross profit as a percentage of revenues decreased from 10.5% in 1993 to 8.1% in 1994. The decrease results from a combination of the continued highly competitive conditions in the industrial and commercial construction market and the Company's focus on procurement of larger projects as a prime contractor. In addition, the Company recorded unanticipated cost increases approximating $.6 million on a construction project in Hawaii which was completed in 1994 and $1.0 million on a construction contract in California. Management is presently negotiating a claim for additional compensation on the California project which, if approved, will be reflected in the year a settlement is obtained. General and administrative expenses decreased from $8,476,000 in the previous period to $7,848,000 in 1994. The change primarily results from a reduction in the number of administrative and office staff positions as well as transfers of office personnel to field positions.

         Interest expense increased by $152,000 in 1994. The change reflects approximately $132,000 of additional interest arising from the long-term mortgage note obtained in August 1993, higher short-term interest rates in 1994 and an increase in the utilization of the Company's line of credit. Changes in other components of other income and expense from the prior year were not significant.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            Amelco Corporation and Subsidiaries:
              Independent Auditor's Report
              Consolidated Balance Sheets - September 30, 1995 and 1994 Consolidated Statements of Earnings - Years ended September
                30, 1995, 1994 and 1993
              Consolidated Statements of Stockholders' Equity  -
                Years ended September 30, 1995, 1994 and 1993
              Consolidated Statements of Cash Flows - Years ended
                September 30, 1995, 1994 and 1993
              Notes to Consolidated Financial Statements

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Financial Statements
                          September 30, 1995 and 1994
                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Amelco Corporation:

We have audited the consolidated financial statements of Amelco Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amelco Corporation and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1993.


December 15, 1995

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          September 30, 1995 and 1994

                                                  ASSETS                                         1995                 1994
                                                                                              -----------          ----------
                   Current assets:
                      Cash (including restricted time deposits of $1,616,000 in 1995
                        and $1,098,000 in 1994)                                               $ 3,863,000           2,690,000

                      Receivables (notes 3 and 4):
                         Contract and trade receivables                                        21,345,000          19,896,000
                         Contract retentions, due upon completion and acceptance of
                            work                                                                5,521,000           5,507,000
                         Notes and other receivables                                              318,000             353,000
                                                                                              -----------          ----------
                                                                                               27,184,000          25,756,000
                         Less allowance for doubtful receivables                                  285,000             160,000

                                Net receivables                                                26,899,000          25,596,000
                                                                                              -----------          ----------
                      Inventories                                                                 175,000             126,000
                      Investment in and advances to joint ventures (note 10)                       78,000           1,120,000
                      Costs and recognized profits in excess of billings on
                        uncompleted contracts (note 11)                                         6,541,000           5,571,000
                      Deferred tax assets (note 5)                                                231,000             168,000
                      Prepaid expenses and other current assets                                   339,000             170,000
                                                                                              -----------          ----------
                                Total current assets                                           38,126,000          35,441,000
                                                                                              -----------          ----------
                   Note receivable from related party-noncurrent (note 2)                       3,306,000           3,338,000
                   Other notes receivable and noncurrent investments                              300,000             110,000

                   Property, plant and equipment, at cost (note 4):
                      Land                                                                        304,000             304,000
                      Buildings and leasehold improvements                                      2,253,000           2,276,000
                      Construction and other equipment                                          5,018,000           4,834,000
                                                                                              -----------          ----------
                                                                                                7,575,000           7,414,000
                      Less accumulated depreciation and amortization                            5,803,000           5,617,000
                                                                                              -----------          ----------
                                Net property, plant and equipment                               1,772,000           1,797,000
                                                                                              -----------          ----------
                   Other assets                                                                   125,000             103,000
                                                                                              -----------          ----------
                                                                                              $43,629,000          40,789,000
                                                                                              ===========          ==========

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Balance Sheets, continued
                          September 30, 1995 and 1994

                                   LIABILITIES AND STOCKHOLDERS' EQUITY                           1995               1994
                                                                                              -----------          ----------
                   Current liabilities:
                      Short-term borrowings (note 4)                                          $   900,000                 --
                      Current installments of long-term debt (note 4)                              48,000              45,000
                      Short-term note payable (note 4)                                            102,000                 --
                      Trade accounts payable                                                   15,986,000          14,924,000
                      Accrued expenses:
                         Insurance                                                                996,000             635,000
                         Salaries and wages                                                       564,000             559,000
                         Employee benefits and other                                            1,271,000           1,550,000
                      Income taxes payable                                                            --              191,000
                      Billings in excess of costs and recognized profits on
                        uncompleted contracts (note 11)                                         6,548,000           6,413,000
                      Other                                                                       550,000             573,000
                                                                                              -----------          ----------
                              Total current liabilities                                        26,965,000          24,890,000
                                                                                              -----------          ----------
                   Long-term debt, excluding current portion (note 4)                           1,863,000           1,911,000
                   Deferred tax liability                                                          19,000              61,000
                   Minority interest in subsidiary (note 9)                                        15,000              31,000

                   Stockholders' equity:
                      Common stock, without par value.
                      Authorized 10,000,000 shares; issued 2,214,008 shares                     5,535,000           5,535,000
                      Additional paid-in capital                                                7,427,000           7,427,000
                      Retained earnings                                                         4,816,000           3,945,000
                                                                                              -----------          ----------
                                                                                               17,778,000          16,907,000
                      Less cost of shares in treasury (770,466 shares in 1995 and
                        1994)                                                                  (3,011,000)         (3,011,000)
                                                                                              -----------          ----------
                              Net stockholders' equity                                         14,767,000          13,896,000

                   Commitments and contingencies (notes 7 and 8)
                                                                                              -----------          ----------
                                                                                              $43,629,000          40,789,000
                                                                                              ===========          ==========



See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Earnings
                      Three years ended September 30, 1995

                                                                                  1995                1994                 1993
                                                                             ------------          -----------          ----------
                   Construction revenues (note 10)                           $126,221,000          114,131,000          95,554,000
                   Cost of construction                                       116,148,000          104,846,000          85,561,000
                                                                             ------------          -----------          ----------
                                Gross profit                                   10,073,000            9,285,000           9,993,000

                   General and administrative expenses                          8,338,000            7,848,000           8,476,000
                                                                             ------------          -----------          ----------
                                Operating income                                1,735,000            1,437,000           1,517,000
                                                                             ------------          -----------          ----------
                   Other income:
                      Interest                                                    141,000               83,000              70,000
                      Other                                                       249,000              290,000             258,000
                                                                             ------------          -----------          ----------
                                                                                  390,000              373,000             328,000
                                                                             ------------          -----------          ----------
                   Other expenses:
                      Interest                                                    317,000              327,000             175,000
                      Other                                                       102,000              103,000             153,000
                                                                             ------------          -----------          ----------
                                                                                  419,000              430,000             328,000
                                                                             ------------          -----------          ----------
                                Earnings before income taxes and
                                  minority interest                             1,706,000            1,380,000           1,517,000

                   Income taxes (note 5)                                          691,000              545,000             627,000
                   Minority interest in earnings (loss) of subsidiary
                      (note 9)                                                        --                31,000             (20,000)
                                                                             ------------          -----------          ----------
                                Net earnings                                 $  1,015,000              804,000             910,000
                                                                             ============          ===========          ==========
                                Net earnings per common share                $        .70                  .56                 .63
                                                                             ============          ===========          ==========
                   Weighted average number of shares                            1,444,000            1,444,000           1,444,000
                                                                             ============          ===========          ==========





See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      Three years ended September 30, 1995


                                                      ADDITIONAL                                            NET
                                      COMMON           PAID-IN          RETAINED       TREASURY         STOCKHOLDERS'
                                      STOCK            CAPITAL          EARNINGS        STOCK              EQUITY
                                    ----------        ---------        ---------      ----------        -------------
Balance, September 30, 1992         $5,535,000        7,427,000        2,809,000      (3,011,000)        12,760,000

Dividends paid ($0.25 per
   share)                                  --               --          (361,000)              --          (361,000)

Net earnings                               --               --           910,000              --            910,000
                                    ----------        ---------        ---------      ----------         ----------
Balance, September 30, 1993          5,535,000        7,427,000        3,358,000      (3,011,000)        13,309,000
Dividends paid ($0.15 per
   share)                                  --               --          (217,000)             --           (217,000)

Net earnings                               --               --           804,000              --            804,000
                                    ----------        ---------        ---------      ----------         ----------
Balance, September 30, 1994          5,535,000        7,427,000        3,945,000      (3,011,000)        13,896,000

Dividends paid ($0.10 per
   share)                                  --               --          (144,000)             --           (144,000)

Net earnings                               --               --         1,015,000              --          1,015,000
                                    ----------        ---------        ---------      ----------         ----------
Balance, September 30, 1995         $5,535,000        7,427,000        4,816,000      (3,011,000)        14,767,000
                                    ==========        =========        =========      ==========         ==========





See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                      Three years ended September 30, 1995
                Increase (Decrease) in Cash and Cash Equivalents

                                                                    1995                 1994                1993
                                                                  --------             --------            --------
Cash flows from operating activities:
   Net earnings                                                 $ 1,015,000              804,000             910,000
                                                                -----------           ----------            --------
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                403,000              393,000             306,000
       Provision for doubtful accounts                              187,000              (41,000)                --
       (Gain) loss on sale of assets                                (13,000)              (1,000)              2,000
       (Increase) decrease in assets and increase
          (decrease) in liabilities:
            Receivables, net                                     (1,525,000)          (9,496,000)            952,000
            Notes and other receivables                              35,000                  --             (186,000)
            Investment in and advances to joint ventures          1,042,000             (838,000)           (204,000)
            Inventories                                             (49,000)              18,000             (60,000)
            Costs and recognized profits in excess of
              billings on uncompleted contracts                    (970,000)          (1,677,000)           (216,000)
            Prepaid expenses and other current assets              (169,000)             230,000               6,000
            Deferred tax assets                                     (63,000)            (168,000)                --
            Other assets                                            (22,000)             (20,000)             (6,000)
            Trade accounts payable and accrued expenses           1,149,000            6,273,000             146,000
            Billings in excess of costs and recognized
              profits on uncompleted contracts                      135,000            4,352,000            (769,000)
            Income taxes payable and deferred liability            (233,000)             (40,000)              9,000
            Other liabilities                                       (23,000)              86,000              24,000
                                                                -----------           ----------            --------
                   Total adjustments                               (116,000)            (929,000)              4,000
                                                                -----------           ----------            --------
                   Net cash provided by (used in)
                     operating activities                           899,000             (125,000)            914,000
                                                                -----------           ----------            --------
Cash flows from investing activities:
   Proceeds from sale of assets                                      15,000                3,000               5,000
   Change in notes receivable and investments                      (158,000)              61,000             100,000
   Capital expenditures                                            (380,000)            (310,000)           (410,000)
   Increase (decrease) in minority interest                         (16,000)              31,000             (20,000)
                                                                -----------           ----------            --------
                   Net cash used in investing activities        $  (539,000)            (215,000)           (325,000)
                                                                -----------           ----------            --------





                                  (Continued)

                               AMELCO CORPORATION
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                Increase (Decrease) in Cash and Cash Equivalents

                                                                    1995                 1994                1993
                                                                  --------             --------            --------
Cash flows from financing activities:

   Net borrowings (repayments) under line of credit              $  900,000                  --             (500,000)
   Borrowings of short-term notes payable                           696,000              292,000                 --
   Repayments of short-term notes payable                          (594,000)            (292,000)                --
   Borrowings under long-term debt                                      --                   --            2,484,000
   Repayments of long-term debt                                     (45,000)            (159,000)           (485,000)
   Dividends paid                                                  (144,000)            (217,000)           (361,000)
                                                                 ----------            ---------           ---------
                   Net cash provided by (used in)
                     financing activities                           813,000             (376,000)          1,138,000
                                                                 ----------            ---------           ---------
                   Net increase (decrease) in cash and
                     cash equivalents                             1,173,000             (716,000)          1,727,000

Cash and cash equivalents at beginning of year                    2,690,000            3,406,000           1,679,000
                                                                 ----------            ---------           ---------
Cash and cash equivalents at end of year                         $3,863,000            2,690,000           3,406,000
                                                                 ==========            =========           =========





See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          September 30, 1995 and 1994

(1)   Summary of Significant Accounting Policies

      Company's Activities and Operating Cycle

      Amelco Corporation (the "Company") was organized in 1967 to become the parent of existing operating companies. The Company, through its subsidiaries, engages in specialty construction work, primarily electrical and mechanical construction. Work is generally performed under fixed-price contracts and is undertaken by the Company's subsidiaries alone, with subcontractors or in partnership with other contractors through joint ventures.

      The length of the construction contracts varies, but typically ranges from one to two years. In accordance with the operating cycle concept, the Company and its subsidiaries classify all contract-related assets and liabilities as current items.

      Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and all subsidiaries. The consolidated statements of earnings includes the accounts of the Company, all subsidiaries and its prorata share of the results of operations from its joint ventures. All significant intercompany transactions have been eliminated in consolidation.

      Reclassifications

      Certain accounts in the 1994 and 1993 financial statements have been restated to conform with the 1995 format. These reclassifications have no effect on net income as previously reported.

      Revenue Recognition on Long-Term Construction Contracts

      Income from construction operations and joint venture participations is recorded using the percentage-of-completion method of accounting. Under this method, that portion of the total contract price which is allocable, on the basis of the Company's estimate of the percentage of completion, to contract costs incurred and work performed is accrued. Recognition of profits is deferred until work on the contract has reached a state of completion sufficient for management to reasonably forecast the ultimate realizable profit. If estimated total costs on any contract or joint venture participation indicate a loss, the Company provides currently for the total loss anticipated on the contract. For long-term contracts which extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts requiring the revision become known.

      Contract costs includes all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools, supplies, repairs and depreciation cost. General and administrative costs are charged to expense as incurred.

      The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

      Income from claims for additional contract compensation is recorded upon settlement of the disputed amount. Income from claim settlements in fiscal 1993 approximated $366,000. Claim settlements in 1995 and 1994 were not significant. Certain subsidiaries of the Company had outstanding claims and claims in process of being filed at September 30, 1995. The extent of recovery, if any, on these pending claims is not presently estimable.

      Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Cash balances at September 30, 1995 and 1994 include approximately $1,616,000 and $1,098,000, respectively, in short-term time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

      Inventories

      Inventories are stated at the lower of cost (primarily first-in, first-out) or market (net realizable value).

      Depreciation and Amortization

      The Company and its subsidiaries provide for depreciation and amortization of property, plant and equipment using the straight-line method based on the estimated useful lives of the assets or, if applicable, the remaining terms of the leases, whichever is shorter.

      The cost and accumulated depreciation applicable to assets sold or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. Gain or loss on disposition is reflected in other income or expenses.

      Income Taxes

      Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Prior to fiscal 1994, the Company had followed Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes". This new method of accounting was adopted prospectively at the beginning of fiscal 1994 and no prior periods were restated.

      Earnings per Share

      Earnings per share is based on the weighted average number of common shares outstanding during the year.

(2)   Note Receivable from Related Party

      The Company has a note receivable from Halau Corporation which is owned by three principal stockholders and two officers of the Company. The promissory note is payable over 30 years with quarterly principal and interest payments of $87,000 computed at 9.5% per annum and is secured by a deed of trust on real estate and a security interest in the corporate assets of the Buyer.

(3)   Receivables

      Contract receivables represent only those amounts which actually have been billed for work performed. Contract retentions at September 30, 1995 are collectible upon the owners' approval of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows during the fiscal years ending September 30:

                             1996             $3,373,000
                             1997              2,148,000
                                              ----------
                                              $5,521,000
                                              ==========

(4)   Long-Term Debt and Short-Term Credit Facilities
      Long-term debt consists of the following at September 30, 1995 and 1994:

                                                                                             1995            1994
                                                                                          ----------       ---------
                Bank mortgage payable secured by first mortgage on real property payable over 8 years with monthly installments based on a 20 year amortization with initial fixed interest rate of 8.25% per annum and monthly principal and interest payments of $17,042 commencing
                   September 1993 to August 1996; option thereafter for a fixed rate based on market rate or variable rate at 1-3/4% over prime, unpaid principal balance due August 2001
                                                                                          $1,911,000       1,956,000
                                                                                          ----------       ---------
                Less current installments of long-term debt                                   48,000          45,000
                                                                                          ----------       ---------
                         Long-term debt, excluding current installments                   $1,863,000       1,911,000
                                                                                          ==========       =========



At September 30 1995, annual maturities of long-term debt for the next five years are as follows:

                             1996             $   48,000
                             1997                 53,000
                             1998                 57,000
                             1999                 62,000
                             2000                 67,000
                             Thereafter        1,624,000
                                              ----------
                                              $1,911,000
                                              ==========





      Short-Term Notes Payable:

      At September 30, 1995, the Company had $102,000 outstanding under a short-term note payable which is to be repaid in nine equal monthly installments bearing a fixed interest rate of 8.75% per annum.

      Short-Term Credit Facilities

      The Company has a $2,000,000 revolving line of credit with a bank for working capital purposes. At September 30, 1995, the Company had outstanding borrowings of $900,000 under this line. There were no borrowings under this line at September 30, 1994. Borrowings under this line are secured by accounts receivable, inventory, contract rights, furniture, fixtures and equipment and leasehold property of the Company's operations in Hawaii. Advances under the line bear interest at the bank's prime rate of interest (8.75% at September 30, 1995). The Company also has a $250,000 line of credit for the issuance of letters of credit. There were no letters of credit outstanding at September 30, 1995. These credit arrangements are subject to renewal by the bank in March 1996.

      Amelco Industries (Industries), a wholly owned contracting subsidiary of the Company, has a $4,000,000 revolving line of credit with a bank for working capital purposes. There were no borrowings under this line at September 30, 1995 and 1994. Borrowings under this agreement bear interest at 3/8% over the prime rate and are secured by receivables and retentions of Industries and a corporate guarantee by the Company. The line of credit is subject to renewal by the bank in February 1996.

      Interest Paid

      Interest payments made during fiscal years 1995, 1994 and 1993 totaled $317,000, $327,000 and $162,000, respectively.

(5)   Income Taxes

      Income tax expense for the years ended September 30, 1995, 1994 and 1993 is comprised of the following components:

                                                           1995              1994             1993
                                                        ---------          --------         -------
                 Current tax expense:
                    U.S. Federal                        $ 723,000           671,000         588,000
                    State and U.S. possessions            146,000           115,000          87,000
                                                        ---------          --------         -------
                                                          869,000           786,000         675,000
                                                        ---------          --------         -------
                 Deferred tax expense (benefit):
                    U.S. Federal                         (154,000)         (222,000)        (52,000)
                    State and U.S. possessions            (24,000)          (19,000)          4,000
                                                        ---------          --------         -------
                                                         (178,000)         (241,000)        (48,000)
                                                        ---------          --------         -------
                                                        $ 691,000           545,000         627,000
                                                        =========           =======         =======

      Net income taxes paid for fiscal years 1995, 1994 and 1993 were $1,122,000, $692,000 and $674,000, respectively.

      Significant components of the Company's deferred income tax assets (liabilities) at September 30, 1995 and 1994 are as follows:

                                                                                     1995            1994
                                                                                  ---------        --------
                         Deferred tax assets:
                            Insurance accruals                                    $ 333,000         255,000
                            State taxes                                             118,000         101,000
                            Vacation                                                 80,000          65,000
                            Other                                                     5,000           4,000
                                                                                  ---------        --------
                                                                                    536,000         425,000
                         Valuation allowance for deferred tax assets               (148,000)       (108,000)
                                                                                  ---------        --------
                               Total deferred tax assets                            388,000         317,000

                         Deferred tax liabilities:
                            Installment gain on sale of real estate                 179,000         178,000
                            Depreciation                                             (3,000)         32,000
                                                                                  ---------        --------
                               Total deferred tax liabilities                       176,000         210,000
                                                                                  ---------        --------
                               Net deferred tax asset                             $ 212,000         107,000
                                                                                  =========        ========
                         Included in accompanying consolidated balance sheets
                           under the following captions:
                               Deferred tax assets                                $ 231,000         168,000
                               Deferred tax liability                               (19,000)        (61,000)
                                                                                  ---------        --------
                               Net deferred tax asset                             $ 212,000         107,000
                                                                                  =========        ========

The valuation allowance for deferred tax assets as of September 30, 1995 and 1994 was $148,000 and $108,000, respectively. The net change in the total valuation allowance for the year ended September 30, 1995 was an increase of $40,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1995, 1994 and 1993 to earnings before income taxes as follows:

                                                                    1995              1994            1993
                                                                  --------           -------         -------
        Computed "expected" tax expense                           $580,000           469,000         516,000
        Increase (decrease) in taxes resulting from:
           State income tax expense, net of Federal income
             taxes                                                  81,000            79,000          90,000
           Nondeductible portion of entertainment expense           39,000             8,000           9,000
           Other miscellaneous items, net                           (9,000)          (11,000)         12,000
                                                                  --------           -------         -------
                                                                  $691,000           545,000         627,000
                                                                  ========           =======         =======

(6)   Employee Retirement Plans

      The Company and its subsidiaries contribute to multiemployer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Amounts charged to construction cost and contributed to these plans in 1995, 1994 and 1993 aggregated $1,567,000, $1,839,000 and $974,000, respectively.

      The Company sponsors a defined contribution plan. All qualified nonbargaining U.S. employees of the Company are eligible to participate in the plan and may make voluntary contributions to the plan subject to certain limitations and restrictions. The amount of voluntary contributions and investment income thereon is fully vested and nonforfeitable; however, the interest of each participant in the Company's contributions and earnings on investments, less expenses, is vested in accordance with the plan. There is 100% vesting at retirement, disability or death of a participant.

      Under the terms of the plan, the accumulated balance of vested benefits in each participant's account is paid to the individual upon termination, retirement or death. Payment may be made in lump sum or in annual installments over a period not to exceed the participant's life expectancy. Any amounts forfeited upon termination or retirement are used to reduce future contributions of the Company in accordance with the plan.

      The Company's contribution under the defined contribution plan is a percentage of each employee's contribution. Amounts charged to general and administrative expense by the Company related to the plan for the years ended September 30, 1995, 1994 and 1993 were $40,000, $41,000 and
      $39,000, respectively.

(7)   Leases

      Operating Leases

      The Company and its subsidiaries lease various properties and equipment under long-term agreements which expire at varying dates through 2029, including a lease of land on which an office building and warehouse have been constructed. Real property leases generally provide for the Company to pay for taxes, maintenance and insurance applicable to the leased properties, and certain of these leases provide for renegotiation of annual rentals at specified dates.

      At September 30, 1995, minimum rental obligations under noncancelable operating leases (primarily real property) in excess of one year are as follows:

                        1996                         $  582,000
                        1997                            450,000
                        1998                            292,000
                        1999                            246,000
                        2000                            232,000
                        2001 and thereafter           6,559,000
                                                     ----------
                                                     $8,361,000
                                                     ==========


      Rent expense on operating leases, including leases less than one year, for 1995, 1994 and 1993 was $2,104,000, $1,437,000 and $1,206,000,
      respectively.

      The Company and its subsidiaries have leased certain owned real property to others including primarily a lease of land and improvements under a noncancelable lease which expires in 2000. The lease provides for the lessee to pay for taxes, maintenance and insurance applicable to the leased property and at the end of the fixed term, provides an option to the lessee to extend for four successive terms of five years each at a rent to be agreed upon. At September 30, 1995, minimum future lease rentals to be received by the Company are as follows:

                        1996                           $172,000
                        1997                            178,000
                        1998                            178,000
                        1999                            178,000
                        2000                            177,000
                        2001 and thereafter              44,000
                                                       --------
                                                       $927,000
                                                       ========



(8)   Litigation

      There are various lawsuits pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(9)   Minority Interest

      Minority interest represents the minority stockholders' proportionate share of the equity and the income or loss of an 89% owned consolidated subsidiary. The Company purchased a 79% interest in this contracting company in August 1992 for $79,000 and acquired an additional 10% interest in March 1995 for $15,000.

(10)  Investment in and Advances to Joint Ventures

      The Company has interests in various construction joint ventures with other parties under arrangements which provide for the sharing of profits or losses ranging from 49% to 50%. Investments in these joint ventures are stated at cost plus the equity in undistributed earnings. Combined financial information of the joint ventures in summary form as of and for the years ended September 30, 1995, 1994 and 1993 follows:

                                                    1995                1994                 1993
                                                -----------          ----------           ----------
 Combined information:
    Current assets (primarily cash and
      receivables)                              $   105,000           5,638,000            1,949,000
    Equipment                                          --               161,000              146,000
    Less liabilities (primarily accounts
      payable)                                       16,000          (3,524,000)          (1,527,000)
                                                -----------          ----------           ----------
            Net assets                          $    89,000           2,275,000              568,000
                                                ===========          ==========           ==========
    Revenues                                    $13,294,000          11,908,000            5,054,000
                                                ===========          ==========           ==========
    Net income                                  $ 5,473,000           1,817,000              433,000
                                                ===========          ==========           ==========
 Company's interest:
    Share of revenues                           $ 6,661,000           5,854,000            2,513,000
                                                ===========          ==========           ==========
    Share of net income                         $ 2,576,000             893,000              214,000
                                                ===========          ==========           ==========
    Share of net assets                         $    78,000           1,120,000              282,000
                                                ===========          ==========           ==========


      The Company's proportionate share of revenues and operating income from these construction joint ventures has been included in the consolidated statements of earnings.

(11) Costs and Estimated Earnings on Uncompleted Contracts



                                                                                 1995                1994
                                                                             ------------         -----------
                     Costs incurred on uncompleted contracts                 $202,485,000         143,443,000
                     Estimated earnings to date                                12,879,000          10,602,000
                                                                             ------------         -----------
                                                                              215,364,000         154,045,000
                     Less billings to date                                    215,371,000         154,887,000
                                                                             ------------         -----------
                                                                             $     (7,000)           (842,000)
                                                                             ============         ===========
                     Included in accompanying consolidated balance
                         sheets under the following captions:
                            Costs and recognized profits in excess of
                              billings on uncompleted contracts              $  6,541,000           5,571,000
                            Billings in excess of costs and recognized
                              profits on uncompleted contracts                 (6,548,000)         (6,413,000)
                                                                             ------------         -----------
                                                                             $     (7,000)           (842,000)
                                                                             ============         ===========

Item 9.  CHANGES IN ACCOUNTANTS OR DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.
                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item with respect to directors will be contained in the Company's 1996 Proxy Statement and is incorporated herein by reference.

           Information concerning the executive officers of the Company is provided following Item 4, Part I and is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

           Information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

           Information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS,
            AND REPORTS ON FORM 8-K

(A)      1.       Consolidated Financial Statements  -
                     Included in Item 8, Part II of this Form 10-K
                       Amelco Corporation and Subsidiaries:
                            Independent Auditor's Report
                     Consolidated Balance Sheets - September 30, 1995 and 1994 Consolidated Statements of Earnings - Years ended
                       September 30, 1995, 1994 and 1993
                     Consolidated Statements of Stockholders' Equity - Years
                       ended September 30, 1995, 1994 and 1993
                     Consolidated Statements of Cash Flows - Years ended
                       September 30, 1995, 1994 and 1993
                     Notes to Consolidated Financial Statements

(B)               Report on Form 8-K  -
                      None.

Schedules Omitted:
Schedules are omitted because they are not required or are not applicable.

(C)      3.   Exhibits  -

              Exhibit  (3)   (3.1)   Articles of Incorporation effective
                                     November 8, 1988 incorporating the
                                     Registrant in the State of California
                                     filed as Exhibit 3(iii)a to Form 10-K for the year ended September 30, 1989 are incorporated herein by reference.

                             (3.2) Bylaws of the Registrant relating to the incorporation in the State of California effective November 8, 1988 filed as
                                     Exhibit 3(iii)b to Form 10-K for the year ended September 30, 1989 are incorporated herein by reference.

                       (4) Instruments defining the rights of security holders, including indentures
                                     - Reference is made to the Articles of
                                     Incorporation and Bylaws filed as Exhibit
                                     (3).

                       (9)           Voting trust agreement - none.

                       (10)          Material Contracts  -

                             (10.1)  Memorandum of Employment Agreement
                                     between Amelco Corporation and Samuel M.
                                     Angelich dated May 31, 1990 filed as
                                     Exhibit (10.1) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.2) Death Benefit Agreement between Amelco Corporation and Samuel M. Angelich dated May 31, 1990 filed as Exhibit (10.2) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.3)  Option Agreement between Amelco
                                     Corporation and Samuel M. Angelich dated
                                     May 31, 1990 filed as Exhibit (10.3) to
                                     Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.4)  Memorandum of Employment Agreement
                                     between Amelco Corporation and Mark S.
                                     Angelich dated September 21, 1989 filed as
                                     Exhibit (10.4) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.5)  Real Property Lease Agreement between
                                     the Trustees Under the Will and Estate of Samuel M. Damon and Amelco Corporation dated April 24, 1979 filed as Exhibit (10.5) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.6) Credit Terms and Conditions Agreement between Amelco Corporation and Imperial Bank dated March 4, 1988 filed as Exhibit (10.6) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.7)  First Amendment to Credit Terms and
                                     Conditions Agreement between Amelco
                                     Corporation and Imperial Bank dated
                                     February 17, 1989 filed as Exhibit (10.7) to Form 10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.8)  Credit Agreement between Amelco
                                     Corporation and Bank of Hawaii dated June
                                     26, 1989 filed as Exhibit (10.8) to Form
                                     10-K for the year ended September 30, 1990 is incorporated herein by reference.

                             (10.9) Agreement for Purchase and Sale of Real Property between Amelco Industries and Halau Corporation dated August 30, 1991 filed as Exhibit (10.9) to Form 10-K for the year ended September 30, 1991 is incorporated herein by reference.

                             (10.10) Lease Agreement between Halau Corporation
                                     and Amelco Industries dated September 20,
                                     1991 filed as Exhibit (10.10) to Form 10-K for the year ended September 30, 1991 is incorporated herein by reference.

                             (10.11) Lease Agreement between Halau Corporation
                                     and Amelco Industries dated October 1, 1993 filed as Exhibit (10.11) to Form 10-K for the year ended September 30, 1993 is incorporated herein by reference.

                             (10.12) Death Benefit Agreement between Amelco
                                     Corporation and Samuel M. Angelich dated
                                     March 7, 1994 is filed herein as Exhibit
                                     (10.12).

                             (10.13) Credit Agreement between Amelco
                                     Industries and Imperial Bank dated
                                     February 28, 1994 is filed herein as
                                     Exhibit (10.13).

                             (10.14) Amendment to Credit Agreement between
                                     Amelco Corporation and Bank of Hawaii
                                     dated May 16, 1990 is filed herein as
                                     Exhibit (10.14).

                             (10.15) Second Amendment to Credit Agreement
                                     between Amelco Corporation and Bank of
                                     Hawaii dated February 25, 1994 is filed
                                     herein as Exhibit (10.15)

                       (11) Statement re computation of per share earnings - not applicable.

                       (12) Statements re computation of ratios - not applicable.

                       (13)          Annual report to security holders - not
                                     applicable.

                       (18)          Letter re change in accounting principles
                                     - not applicable.

                       (19)          Previously unfiled documents - none.

                       (22)          Subsidiaries of the Registrant - Exhibit
                                     22.

                       (23) Published report regarding matters submitted to vote of security holders - none.

                       (24)          Consents of experts and counsel - not
                                     applicable.

                       (25)          Power of attorney - not applicable.

                       (27)          Financial Data Schedule (EDGAR version
                                     only)

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMELCO CORPORATION (Registrant)



  Date:  December 27, 1995             By  /s/ Patrick T. Miike
                                          --------------------------------------
                                          Patrick T. Miike
                                          Vice President - Finance and Treasurer
                                          (Principal Financial and Accounting
                                          Officer of the Registrant)

           Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ Samuel M. Angelich                     Chairman of the Board,                      December 27, 1995
                   --------------------------------------     President and Chief Executive Officer
                   Samuel M. Angelich



                   /s/ Mark S. Angelich                       Director and Executive Vice                 December 27, 1995
                   --------------------------------------     President
                   Mark S. Angelich



                   /s/ Patrick T. Miike                       Vice President - Finance                    December 27, 1995
                   --------------------------------------     and Treasurer
                   Patrick T. Miike



                   /s/ John M. Carmack                        Director and Secretary                      December 27, 1995
                   --------------------------------------
                   John M. Carmack