Form 10-Q
period 1995-12-31
AMELCO CORP
filed 1996-02-14
CIK 4438

================================================================================



                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

            (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____to____

                         COMMISSION FILE NUMBER 0-6079


                               AMELCO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                    99-0068616
     -------------------------------                   --------------------------
     (State or other jurisdiction of                         I.R.S. Employer
      incorporation or organization)                       Identification No.)

       19208 SOUTH VERMONT AVENUE
           GARDENA, CALIFORNIA                                    90248
       --------------------------                                 -----
(Address of principal executive offices)                        (Zip Code)



                                 (310) 327-3070
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X                           NO
                        ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
   CLASS OF COMMON STOCK                                     DECEMBER 31, 1995
   ---------------------                                     ------------------
COMMON STOCK, WITHOUT PAR VALUE                                   1,443,542

================================================================================

                      AMELCO CORPORATION AND SUBSIDIARIES

                                     INDEX





                     PART I.   FINANCIAL INFORMATION                                                             PAGE
                                                                                                                 ----
                             CONSOLIDATED BALANCE SHEETS-
                             DECEMBER 31, 1995 AND SEPTEMBER 30, 1995                                              3

                             CONSOLIDATED STATEMENTS OF EARNINGS -
                             THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994                                         4

                             CONSOLIDATED STATEMENTS OF CASH FLOW-
                             THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994                                         5

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            6

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS                                                   7


                     PART II.

                             OTHER INFORMATION                                                                     9

                             SIGNATURE PAGE                                                                        9

                      AMELCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                             (UNAUDITED)
                                                                                           December 31,        September 30,
                     ASSETS                                                                     1995                1995
                     ------                                                                ------------         ------------
                     Cash (note 4)                                                       $     3,296,000           3,863,000
                     Receivables, net (note 2)                                                26,239,000          26,899,000
                     Inventories                                                                 169,000             175,000
                     Investment in and advances to joint ventures                                 38,000              78,000
                     Costs and recognized profits in excess of billings on
                       uncompleted contracts                                                   7,672,000           6,541,000
                     Deferred tax assets                                                         203,000             231,000
                     Prepaid expenses and other                                                  932,000             339,000
                                                                                         ---------------         -----------
                               Total Current Assets                                           38,549,000          38,126,000

                     Note receivable from related party, noncurrent                            3,298,000           3,306,000
                     Other notes receivable and noncurrent investments                           350,000             300,000
                     Property, plant and equipment, net                                        1,788,000           1,772,000
                     Other assets                                                                163,000             125,000
                                                                                         ---------------         -----------
                                    TOTAL ASSETS                                         $    44,148,000          43,629,000
                                                                                         ===============         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                     Short term borrowings                                               $     1,950,000             900,000
                     Short term notes payable                                                    512,000             102,000
                     Current portion of long term debt                                            49,000              48,000
                     Accounts payable                                                         13,604,000          15,986,000
                     Accrued expenses                                                          3,127,000           2,831,000
                     Federal and state income taxes                                               14,000                   -
                     Billings in excess of costs and recognized profits on
                       uncompleted contracts                                                   7,547,000           6,548,000
                     Other current liabilities                                                   471,000             550,000
                                                                                         ---------------         -----------
                               Total Current Liabilities                                      27,274,000          26,965,000

                     Long term debt, excluding current portion                                 1,851,000           1,863,000
                     Deferred federal and state income taxes                                      51,000              19,000
                     Minority interest in subsidiary                                              18,000              15,000

                     Stockholders' equity:
                     Common stock, without par value, authorized 3,000,000 shares,
                       issued 2,214,008                                                        5,535,000           5,535,000
                     Additional paid-in capital                                                7,427,000           7,427,000
                     Retained earnings                                                         5,003,000           4,816,000
                                                                                         ---------------         -----------
                                                                                              17,965,000          17,778,000
                     Less treasury shares                                                     (3,011,000)         (3,011,000)
                                                                                         ---------------         -----------
                               Total stockholders' equity                                     14,954,000          14,767,000
                                                                                         ---------------         -----------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    44,148,000          43,629,000
                                                                                         ===============         ===========

                      AMELCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1995
                                  (UNAUDITED)




                                                                                                1995                1994
                                                                                             -----------         ----------
                     Revenues                                                                $27,478,000         31,350,000
                     Costs and operating expenses                                             24,959,000         28,773,000
                                                                                             -----------         ----------
                     Gross profit                                                              2,519,000          2,577,000

                     General and administrative expenses                                       2,209,000          2,048,000
                                                                                             -----------         ----------
                     Operating income                                                            310,000            529,000
                                                                                             -----------         ----------
                     Other income (expense):
                     Interest expense                                                           (109,000)           (75,000)
                     Other, net                                                                  120,000             57,000
                                                                                             -----------         ----------
                          Total other income (expense)                                            11,000            (18,000)
                                                                                             -----------         ----------
                     Earnings before income taxes                                                321,000            511,000

                          Income tax expense                                                     131,000            208,000

                          Minority interest in earnings (loss) of subsidiary                       3,000             (5,000)
                                                                                             -----------         ----------

                     Net earnings                                                            $   187,000            308,000
                                                                                             ===========         ==========

                     Earnings per share:

                     Net earnings per common share                                           $      0.13         $     0.21
                                                                                             ===========         ==========

                     Weighted average number of common shares outstanding during the
                          period                                                               1,444,000          1,444,000
                                                                                             ===========         ==========

                      AMELCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                                1995                1994
                                                                                              -----------       -----------
                     Cash flows from operating activities:
                     Net earnings                                                             $   187,000           308,000
                                                                                              -----------       -----------
                     Adjustments to reconcile income to net cash
                     provided (used) by operating activities:

                        Depreciation and amortization                                             100,000            98,000
                        (Increase) decrease in assets and increase (decrease)
                        in liabilities:
                              Accounts receivable                                                 660,000         3,691,000
                              Investment in joint venture                                          40,000           (18,000)
                              Inventories                                                           6,000            28,000
                              Costs and recognized profits in excess of billings on
                                 uncompleted  contracts                                        (1,131,000)       (1,581,000)
                              Prepaid expenses                                                   (593,000)         (476,000)
                              Other assets                                                        (38,000)          (23,000)
                              Accounts payable and accrued expenses                            (2,086,000)       (4,096,000)
                              Billings in excess of costs and recognized profits on
                                 uncompleted contracts                                            999,000           536,000
                              Income taxes payable                                                 74,000           (73,000)
                              Other  liabilities                                                  (79,000)         (103,000)
                                                                                              -----------       -----------
                                   Total adjustments                                           (2,048,000)       (2,017,000)
                                                                                              -----------       -----------
                                      Net cash (used) by operating activities                 $(1,861,000)       (1,709,000)
                                                                                              -----------       -----------

                     Cash flows from investing activities:
                          Decrease(increase) in notes receivable and other
                            investments                                                           (42,000)            8,000
                          Increase (decrease) in minority interest                                  3,000            (5,000)
                          Proceeds from sale of assets                                                  -             1,000
                          Capital expenditures                                                   (116,000)          (54,000)
                                                                                              -----------       -----------
                                      Net cash (used) by investing activities                 $  (155,000)          (50,000)
                                                                                              -----------       -----------

                     Cash flows from financing activities:
                          Borrowings  under revolving line of credit, net                       1,050,000         1,050,000
                          Repayments of long term debt                                            (11,000)          (11,000)
                          Borrowings under short term note payable                                638,000           540,000
                          Repayments of short term note payable                                  (228,000)         (204,000)
                                                                                              -----------       -----------
                                      Net cash provided by financing activities               $ 1,449,000         1,375,000
                                                                                              -----------       -----------

                                      Net increase (decrease) in cash and cash
                                      equivalents                                                (567,000)         (384,000)

                     Cash and cash equivalents at beginning of year                             3,863,000         2,690,000
                                                                                              -----------       -----------
                     Cash and cash equivalents at end of year                                 $ 3,296,000         2,306,000
                                                                                              ===========       ===========

                      AMELCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1995, the results of its operations for the three months ended December 31, 1995 and 1994 and changes in cash flow for the three months ended December 31, 1995 and 1994. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $5,653,000 and $5,521,000 at December 31, 1995 and September 30, 1995, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $83,978,000 on contracts in force as of December 31, 1995, compared with $87,661,000 as of September 30, 1995, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $40,000 at September 30, 1995. Contract backlog from joint venture participations was not significant at December 31, 1995.

4. Cash: Cash balances at December 31, 1995 include approximately $1,772,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5. Dividends: A $0.15 per share dividend has been declared and is payable on February 15, 1996 to stockholders of record on February 1, 1996. The dividend amounts to $216,000.

                      AMELCO CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY
         Cash balances decreased from $3,863,000 at September 30, 1995 to $3,296,000 at December 31, 1995. This decrease in cash of $567,000 consisted of approximately $1,861,000 used by operating activities and $155,000 used by investing activities. The decrease was offset by $1,449,000 provided by financing activities.

         Cash used by operating activities consisted primarily of decreases in accounts payable and accrued expenses aggregating $2,086,000 and an increase in costs and recognized profits in excess of billings on uncompleted contracts of $1,131,000. This change was offset by net earnings from operating activities of $187,000, an increase in billings in excess of costs and recognized profits on uncompleted contracts of $999,000 and a decrease in receivables of $660,000. The increase in prepaid expenses of $593,000 reflects primarily prepaid insurance premiums for the fiscal 1996 year which were funded by a short-term note payable.

         Net cash provided by financing activities included $1,050,000 in borrowings under the Company's lines of credit and $638,000 under a short term note to finance insurance premiums as mentioned above. These changes were offset by repayments of long term debt and short term notes amounting to $11,000 and $228,000, respectively. Net cash used by investing activities consisted primarily of capital expenditures of $116,000 and an increase in noncurrent notes receivable and other investments aggregating $42,000.

         The Company's construction backlog amounted to approximately $83,978,000 at December 31, 1995, of which approximately $52.5 million was in California, $9.7 million was in Hawaii and the Pacific Basin, and $21.8 million in other western continental U. S. states. The Company's revolving lines of credit aggregating $6,000,000 are scheduled to be renewed in March 1996. At December 31, 1995, there was $1,950,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.

                      AMELCO CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (CONTINUED)



RESULTS OF OPERATIONS
         Consolidated revenues decreased by 12.4% in the three month period ended December 31, 1995 as compared to the prior year. The change in the three month period results primarily from revenue decreases of approximately $0.8 million from the California operations, $1.1 million from the Hawaii operations and $1.9 million from construction operations in other western continental U.
S. states. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

          Gross profits decreased by $58,000 in the three month period ended December 31, 1995 as compared to the previous period. The change results from the decrease in revenue volume, which was offset by an increase in gross margins. Gross profits as a percentage of revenue were 9.2% and 8.2% in the three month periods ended December 31, 1995 and 1994, respectively.The change in gross margins reflects higher margin construction work performed in the current quarter in both the California and Hawaii markets. The Company continues to experience highly competitive conditions in the commercial and industrial construction market. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

         General and administrative expenses for the three month period ended December 31, 1995 increased by approximately $161,000 or 7.9% as compared to the previous period. The change reflects increases in compensation paid to employees as well as the cost of additional project management and administrative staff, together with related office support expenses, incurred since the prior period.

         Interest expense increased by $34,000 in the three month period ended December 31, 1995 due to a combination of higher interest rates and increased utilization of the Company's lines of credit as compared to the previous period.

                                    PART II

                               OTHER INFORMATION


No events occurred during the three (3) month period ended December 31, 1995 which are reportable under this part.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Amelco Corporation


Date: February 14, 1996                    By /s/ Patrick T. Miike
      --------------------             ---------------------------------
                                                Patrick T. Miike
                                            Chief Financial Officer,
                                           Vice President-Finance and
                                                   Treasurer