Form 10-Q
period 1996-03-31
AMELCO CORP
filed 1996-05-15
CIK 4438

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____to____

                         COMMISSION FILE NUMBER 0-6079


                               AMELCO CORPORATION
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                           99-0068616
             -----------------                      -----------------
     (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)


       19208 SOUTH VERMONT AVENUE
           GARDENA, CALIFORNIA                          90248
       ---------------------------                      ------
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

                         YES   X     NO
                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
   CLASS OF COMMON STOCK                           MARCH 31, 1996
   ---------------------                           -----------------
COMMON STOCK, WITHOUT PAR VALUE                      1,443,088

                      AMELCO CORPORATION AND SUBSIDIARIES

                                     INDEX


 PART I.   FINANCIAL INFORMATION                                                        PAGE
                                                                                        ----
          CONSOLIDATED BALANCE SHEETS-
          MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                                                                         3
          CONSOLIDATED STATEMENTS OF EARNINGS -
          SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                                                                         4
          CONSOLIDATED STATEMENTS OF EARNINGS -
          THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                                                         5
          CONSOLIDATED STATEMENTS OF CASH FLOW-
          SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                                                                         6
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                         7
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
                                                                                         8

PART II.

          OTHER INFORMATION
                                                                                        10
          SIGNATURE PAGE
                                                                                        10

                      AMELCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        (UNAUDITED)
                                                                         March 31,        September 30,
                                                                           1996               1995
                                                                      --------------   -----------------

ASSETS
- - ------
Cash (note 4)                                                       $     3,442,000           3,863,000
Receivables, net (note 2)                                                25,363,000          26,899,000
Inventories                                                                 179,000             175,000
Investment in and advances to joint ventures                                 34,000              78,000
Costs and recognized profits in excess of billings on
     uncompleted contracts                                                6,580,000           6,541,000
Deferred tax assets                                                         261,000             231,000
Prepaid expenses and other                                                  675,000             339,000
                                                                    ----------------     ---------------
          Total  Current  Assets                                         36,534,000          38,126,000

Note receivable from related party, noncurrent                            3,289,000           3,306,000
Other notes receivable and noncurrent investments                           350,000             300,000
Property, plant and equipment, net                                        2,211,000           1,772,000
Other assets                                                                163,000             125,000
                                                                    ----------------     ---------------
               TOTAL ASSETS                                         $    42,547,000          43,629,000
                                                                    ================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Short term borrowings                                               $     1,325,000             900,000
Current portion of long term debt                                            51,000              48,000
Short term notes payable                                                    287,000             102,000
Accounts payable                                                         13,031,000          15,986,000
Accrued expenses                                                          3,471,000           2,831,000
Federal and state income taxes                                               22,000                   -
Billings in excess of costs and recognized profits on
     uncompleted contracts                                                7,057,000           6,548,000
Other current liabilities                                                   481,000             550,000
                                                                    ----------------     ---------------
          Total  Current  Liabilities                                    25,725,000          26,965,000

Long term debt, excluding current portion                                 1,836,000           1,863,000
Deferred federal and state income taxes                                      40,000              19,000
Minority interest in subsidiary                                              22,000              15,000
Stockholders' equity:
Common stock, without par value, authorized 3,000,000
  shares, issued 2,214,008                                                5,535,000           5,535,000
Additional paid-in capital                                                7,427,000           7,427,000
Retained earnings                                                         4,974,000           4,816,000
                                                                    ----------------     ---------------
                                                                         17,936,000          17,778,000
Less treasury shares                                                     (3,012,000)         (3,011,000)
                                                                    ----------------     ---------------
          Total stockholders' equity                                     14,924,000          14,767,000
                                                                    ----------------     ---------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    42,547,000          43,629,000
                                                                    ================     ===============

                      AMELCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)




                                                 1996                1995
                                          ----------------    ---------------
Revenues                                  $    58,572,000         62,356,000
Costs and operating expenses                   53,451,000         57,326,000
                                          ----------------    ---------------
Gross profit                                    5,121,000          5,030,000

General and administrative expenses             4,436,000          4,070,000
                                          ----------------    ---------------
Operating income                                  685,000            960,000
                                          ----------------    ---------------
Other income (expense):
Interest expense                                 (210,000)          (166,000)
Other, net                                        170,000            137,000
                                          ----------------    ---------------
     Total other income (expense)                 (40,000)           (29,000)
                                          ----------------    ---------------

Earnings  before income taxes                     645,000            931,000

     Income tax expense                           264,000            391,000
     Minority interest in earnings
             (loss) of subsidiary                   6,000            (10,000)
                                          ----------------    ---------------

Net earnings                                  $   375,000            550,000
                                          =================    ==============

Earnings per share:

Net earnings per common share                     $  0.26            $  0.38
                                          =================    ==============

Weighted average number of common
   shares outstanding during the  period        1,443,000          1,444,000
                                          =================    ==============

                      AMELCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                     1996              1995
                                                ---------------    ------------
Revenues                                        $    31,094,000     31,006,000
Costs and operating expenses                         28,492,000     28,553,000
                                                ---------------    ------------
Gross profit                                          2,602,000      2,453,000

General and administrative expenses                   2,227,000      2,022,000
                                                ---------------    ------------
Operating income                                        375,000        431,000
                                                ---------------    ------------
Other income (expense):
Interest expense                                       (101,000)       (91,000)
Other, net                                               50,000         80,000
                                                ---------------    ------------
     Total other income (expense)                       (51,000)       (11,000)
                                                ---------------    ------------
Earnings  before income taxes                           324,000        420,000

     Income tax expense                                 133,000        183,000

     Minority interest in earnings
        (loss) of subsidiary                              3,000         (5,000)
                                                ---------------    ------------
Net earnings                                       $    188,000        242,000
                                                ===============    ============


Earnings per share:

Net earnings per common share                           $  0.13         $ 0.17
                                                ===============    ============

Weighted average number of common
 shares outstanding during the period                 1,443,000      1,444,000
                                                ===============    ============

                      AMELCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                           1996              1995
                                                                    -----------------   ---------------
Cash flows from operating activities:
Net earnings                                                        $        375,000           550,000
                                                                    -----------------   ---------------

Adjustments to reconcile income to net cash provided (used) by operating activities:

   Depreciation and amortization                                             205,000           197,000
   Gain on sale of assets                                                    (7,000)            (2,000)
   (Increase) decrease in assets and increase (decrease)
   in liabilities:
         Accounts receivable                                               1,536,000         3,468,000
         Investment in joint venture                                          44,000         1,033,000
         Inventories                                                         (4,000)           (27,000)
         Costs and recognized profits in excess of billings on
            uncompleted  contracts                                          (39,000)        (2,246,000)
         Prepaid expenses                                                  (336,000)          (326,000)
         Other assets                                                       (38,000)           (31,000)
         Accounts payable and accrued expenses                           (2,315,000)        (3,193,000)
         Billings in excess of costs and recognized profits on
            uncompleted contracts                                           509,000            793,000
         Income taxes payable                                                13,000           (167,000)
         Other  liabilities                                                 (69,000)          (105,000)
                                                                    -----------------   ---------------
              Total adjustments                                            (501,000)          (606,000)
                                                                    -----------------   ---------------
                 Net cash (used) by operating activities            $      (126,000)           (56,000)
                                                                    -----------------   ---------------

Cash flows from investing activities:
     Decrease (increase) in notes receivable
         and other investments                                               (33,000)           15,000
     Proceeds from sale of assets                                              8,000             4,000
     Capital expenditures                                                   (645,000)          (88,000)
     Other                                                                     6,000           (18,000)
                                                                    -----------------   ---------------
                 Net cash (used) by investing activities            $      (664,000)           (87,000)
                                                                    -----------------   ---------------

Cash flows from financing activities:
     Borrowings  under revolving line of credit, net                        425,000            550,000
     Repayments of long term debt                                           (24,000)           (23,000)
     Borrowings under short term note payable                               638,000            540,000
     Repayments of short term note payable                                 (453,000)          (348,000)
     Dividends paid                                                        (217,000)          (144,000)
                                                                    -----------------   ---------------
                 Net cash provided by financing activities          $       369,000            575,000
                                                                    -----------------   ---------------

                 Net increase (decrease) in cash and cash
                 equivalents                                               (421,000)           432,000

Cash and cash equivalents at beginning of year                            3,863,000          2,690,000
                                                                    -----------------   ---------------
Cash and cash equivalents at end of year                            $     3,442,000          3,122,000
                                                                    =================   ===============

                      AMELCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and September 30, 1995, the results of its operations for the three and six months ended March 31, 1996 and 1995 and changes in cash flow for the six months ended March 31, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $6,017,000 and $5,521,000 at March 31, 1996 and September 30, 1995, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $80,988,000 on contracts in force as of March 31, 1996 , compared with $87,661,000 as of September 30, 1995, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $274,000 and $40,000 at March 31, 1996 and September_30, 1995, respectively.

4. Cash: Cash balances at March 31, 1996 include approximately $2,093,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5. Dividends: A $0.15 per share dividend was paid on February 15, 1996 to stockholders of record on February 1, 1996. The dividend amounted to $217,000.

                       AMELCO CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY

         Cash balances decreased from $3,863,000 at September 30, 1995 to $3,442,000 at March 31, 1996. This decrease in cash of $421,000 consisted of approximately $126,000 used by operating activities and $664,000 used by investing activities. The decrease was offset by $369,000 provided by financing activities.

         Cash used by operating activities consisted primarily of decreases in accounts payable and accrued expenses aggregating $2,315,000. This change was offset by net earnings from operating activities of $375,000, an increase in billings in excess of costs and recognized profits on uncompleted contracts of $509,000 and a decrease in receivables of $1,536,000. The increase in prepaid expenses of $336,000 reflects primarily prepaid insurance premiums for the fiscal 1996 year which were funded by a short-term note payable.

         Net cash provided by financing activities included a $425,000 increase in borrowings under the Company's lines of credit and $638,000 under a short term note to finance insurance premiums as mentioned above. These changes were offset by repayments of long term debt and short term notes amounting to $24,000 and $453,000, respectively, and the payment of a dividend to shareholders of $217,000 in February, 1996. Net cash used by investing activities consisted primarily of capital expenditures of $645,000 and an increase in noncurrent notes receivable and other investments aggregating $33,000.

         The Company's construction backlog amounted to approximately $80,988,000 at March 31, 1996, of which approximately $50.5 million was in California, $13.0 million was in Hawaii and the Pacific Basin, and $17.5 million in other continental U. S. states. The Company's revolving lines of credit, which were renewed in March 1996, have been increased from $6,000,000 to $7,000,000, under terms which are unchanged from those previously in effect. These short term credit facilities were increased to enhance the Company's ability to engage in new bidding opportunities in the future. At March 31, 1996, there was $1,325,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.

                      AMELCO CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)



RESULTS OF OPERATIONS

         Consolidated revenues decreased by 6.1% in the six month period ended March 31, 1996 as compared to the prior year. The change in the six month period results primarily from revenue decreases of approximately $2.7 million from the Hawaii operations and $1.4 million from construction operations in other western continental U. S. states. These decreases were partially offset by a revenue increase in the California operations of $0.3 million. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

          Gross profits increased by $91,000 in the six month period ended March 31, 1996 as compared to the previous period. Gross profits as a percentage of revenue were 8.7% and 8.1% in the six month periods ended March 31, 1996 and 1995, respectively. The change in gross margins reflects improved margins on construction work performed in the current period in both the California and Hawaii markets. The Company continues to experience highly competitive conditions in the commercial and industrial construction market. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

         General and administrative expenses for the six month period ended March 31, 1996 increased by approximately $366,000 as compared to the previous period. The change reflects increases in compensation paid to employees as well as the cost of additional project management and administrative staff, together with related office support expenses, incurred since the prior period.

         Interest expense increased by $44,000 in the six month period ended March 31, 1996 due primarily to increased utilization of the Company's lines of credit as compared to the previous period.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on April 30, 1996 at which 1,389,060 or 96.3% of the outstanding shares were represented. At the meeting 99.9% of the voting shares were cast for the election of Samuel M. Angelich, Mark S. Angelich and John M. Carmack as directors for the ensuing year.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Amelco Corporation


Date:  May 14, 1996                By /s/ Patrick T. Miike
       ------------                   --------------------
                                      Patrick T. Miike
                                      Chief Financial Officer,
                                      Vice President-Finance and
                                      Treasurer