Form 10-Q
period 1996-06-30
AMELCO CORP
filed 1996-08-14
CIK 4438

                          Form 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

                             OR

   (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____to____

                Commission file number 0-6079


                          AMELCO CORPORATION
   (Exact name of registrant as specified in its charter)

                California                             99-0068616
           ------------------                     -------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

    19208 South Vermont Avenue
          Gardena, California                              90248
    -----------------------------                        ----------
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

                         YES    X           NO
                              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
   Class of Common Stock                             June 30, 1996
   ---------------------                             --------------
Common Stock, without par value                        1,443,088

             AMELCO CORPORATION AND SUBSIDIARIES

                           INDEX


PART I.   FINANCIAL INFORMATION                       PAGE
                                                      ----
    Consolidated Balance Sheets-
    June 30, 1996 and September 30, 1995               3

    Consolidated Statements of Earnings -
    Nine months ended June 30, 1996 and 1995           4

    Consolidated Statements of Earnings -
    Three months ended June 30, 1996 and 1995          5

    Consolidated Statements of Cash Flow-
    Nine months ended June 30, 1996 and 1995           6

    Notes to Consolidated Financial Statements         7

    Management's Discussion and Analysis of
    Financial                                          8
    Condition and Results of Operations


    PART II.

    Other Information                                  10

    Signature Page                                     10


                Amelco Corporation and Subsidiaries
                    Consolidated Balance Sheets

                                                 (Unaudited)
                                                  June 30,    September 30,
                                                    1996         1995
                                                -----------   -------------
Assets
- ------
Cash (note 4)                                    $ 3,885,000     3,863,000
Receivables, net (note 2)                         26,274,000    26,899,000
Inventories                                          170,000       175,000
Investment in and advances to joint ventures          45,000        78,000
Costs and recognized profits in excess of
   billings on uncompleted contracts               6,380,000     6,541,000
Deferred tax assets                                  294,000       231,000
Prepaid expenses and other                           413,000       339,000
                                                ------------    ----------
          Total  Current  Assets                  37,461,000    38,126,000

Note receivable from related party,noncurrent      3,280,000     3,306,000
Other notes receivable and
   noncurrent investments                            307,000       300,000
Property, plant and equipment, net                 2,284,000     1,772,000
Other assets                                         163,000       125,000
                                                ------------    ----------
               Total Assets                     $ 43,495,000    43,629,000
                                                ============    ==========

Liabilities and Stockholders'Equity
- -----------------------------------
Short term borrowings                            $ 2,100,000       900,000
Current portion of long term debt                     61,000        48,000
Short term notes payable                              59,000       102,000
Accounts payable                                  12,325,000    15,986,000
Accrued expenses                                   3,595,000     2,831,000
Federal and state income taxes                        52,000          -
Billings in excess of costs and
recognized profits on uncompleted contracts        7,628,000     6,548,000
Other current liabilities                            417,000       550,000
                                                 -----------    ----------
          Total  Current Liabilities              26,237,000    26,965,000

Long term debt, excluding current portion          2,093,000     1,863,000
Deferred federal and state income taxes               32,000        19,000
Minority interest in subsidiary                       31,000        15,000

Stockholders' equity:
Common stock, without par value,authorized 3,000,000
  shares,issued 2,214,008                          5,535,000     5,535,000
Additional paid-in capital                         7,427,000     7,427,000
Retained earnings                                  5,152,000     4,816,000
                                                ------------    ----------
                                                  18,114,000    17,778,000
Less treasury shares                              (3,012,000)   (3,011,000)
                                                ------------    ----------
  Total stockholders'equity                       15,102,000    14,767,000
                                                ------------    ----------
    Total Liabilities and Stockholders' Equity  $ 43,495,000    43,629,000
                                                ============    ===========


               Amelco Corporation and Subsidiaries
               Consolidated Statements of Earnings
            Nine Months Ended June 30, 1996 and 1995
                           (Unaudited)



                                                    1996            1995
                                                 ------------   ------------
Revenues                                         $ 88,322,000     94,025,000
Costs and operating expenses                       80,421,000     86,564,000
                                                 ------------    -----------
Gross profit                                        7,901,000      7,461,000

General and administrative expenses                 6,920,000      6,081,000
                                                 ------------    -----------
Operating income                                      981,000      1,380,000
                                                 ------------    -----------

Other income (expense):
Interest expense                                     (295,000)     (239,000)
Other, net                                            276,000       209,000
                                                 -------------   -----------
Total other income (expense)                          (19,000)      (30,000)
                                                 -------------   -----------

Earnings  before income taxes                         962,000     1,350,000

Income tax expense                                    394,000       559,000
   Minority interest in earnings (loss)
            of subsidiary                              15,000       (10,000)
                                                 -------------   -----------
Net earnings                                        $ 553,000       801,000
                                                 =============   ===========




Earnings per share:

Net earnings per common share                          $ 0.38        $ 0.55
                                                    ==========    ==========

Weighted average number of common
   shares outstanding during the period              1,443,000     1,444,000
                                                    ==========    ==========






               Amelco Corporation and Subsidiaries
               Consolidated Statements of Earnings
            Three Months Ended June 30, 1996 and 1995
                           (Unaudited)



                                                     1996          1995
                                                 ------------   -----------
Revenues                                         $ 29,750,000    31,669,000
Costs and operating expenses                       26,970,000    29,238,000
                                                 ------------   -----------
Gross profit                                        2,780,000     2,431,000


General and administrative expenses                 2,484,000     2,011,000
                                                 ------------   -----------
Operating income                                      296,000       420,000
                                                 ------------   -----------
Other income (expense):
Interest expense                                      (85,000)      (73,000)
Other, net                                            106,000        72,000
                                                 ------------   -----------
Total other income (expense)                           21,000        (1,000)
                                                 ------------   -----------
Earnings  before income taxes                         317,000       419,000

Income tax expense                                    130,000       168,000
   Minority interest in earnings (loss)                 9,000          -
    of subsidiary
                                                 ------------   -----------
Net earnings                                        $ 178,000       251,000
                                                 ============   ===========




Earnings per share:

Net earnings per common share                          $ 0.12        $ 0.17
                                                  ===========   ===========
Weighted average number of common
    shares outstanding during the period            1,443,000     1,444,000
                                                  ===========   ===========





                Amelco Corporation and Subsidiaries
               Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1996 and 1995
                           (Unaudited)



                                                       1996          1995
                                                  ------------   ------------
Cash flows from operating activities:
Net earnings                                          $ 553,000      801,000
 Adjustments to reconcile income to net cash
 provided (used) by operating activities:
   Depreciation and amortization                        314,000      300,000
   Gain on sale of assets                                (1,000)      (4,000)
   (Increase) decrease in assets and
   increase (decrease)in liabilities:
         Accounts receivable                            625,000     (132,000)
         Investment in joint venture                     33,000    1,055,000
         Inventories                                      5,000      (44,000)
         Costs and recognized profits in excess
         of billings on uncompleted contracts           161,000   (1,780,000)
         Prepaid expenses                               (74,000)    (179,000)
         Other assets                                   (38,000)     (31,000)
         Accounts payable and accrued expense        (2,897,000)    (553,000)
      Billings in excess of costs and
      recognized profits on uncompleted contracts     1,080,000    1,247,000
      Income taxes payable                                2,000     (291,000)
      Other liabilities                                (133,000)    (142,000)
                                                     ----------    ---------
           Total adjustments                          (923,000)    (554,000)
                                                     ----------    ---------
 Net cash (used) by operating activities             $ (370,000)     247,000
                                                     -----------   ---------
Cash flows from investing activities:
  Decrease (increase) in notes receivable and other
     investments                                         19,000       64,000
  Proceeds from sale of assets                           21,000        6,000
  Capital expenditures                                 (846,000)    (278,000)
  Other                                                  15,000      (18,000)
                                                     ----------    ----------
    Net cash (used) by investing activities          $ (791,000)    (226,000)
                                                     -----------   ----------

Cash flows from financing activities:
  Borrowings  under revolving line of credit, net     1,200,000    1,250,000
  Repayments of long term debt                          (37,000)     (34,000)
  Borowings under long term debt                        281,000          -
  Borrowings under short term note payable              638,000      540,000
  Repayments of short term note payable                (682,000)    (492,000)
  Dividends paid                                       (217,000)    (144,000)
                                                    -----------   ----------
    Net cash provided by financing activities       $ 1,183,000    1,120,000
                                                    -----------   ----------

Net increase (decrease) in cash and cash equivalents     22,000    1,141,000

Cash and cash equivalents at beginning of year        3,863,000    2,690,000
                                                    -----------   ----------
Cash and cash equivalents at end of year            $ 3,885,000    3,831,000
                                                    ===========   ==========




                Amelco Corporation and Subsidiaries
            Notes to Consolidated Financial Statements



1.     In   the  opinion  of  management,  the  accompanying unaudited consolidated  financial  statements  contain  all adjustments,  consisting of  normal  recurring  adjustments necessary to present fairly the Company's financial position as  of June 30, 1996 and September 30, 1995, the results of its  operations for the three and nine months ended June 30, 1996  and
1995 and changes in cash flow for the nine  months ended  June  30,  1996 and 1995. These condensed  financial statements should be read in conjunction with the  financial statements  and  notes  thereto included  in  the
Company's annual report on Form 10-K for the year ended September 30, 1995.

2.    Retentions: Contract retentions which are  collectible upon  the
owner's  approval  of  contract  performance   on construction  contracts
are included under  receivables  and amount  to  $6,460,000 and $5,521,000 at June 30,  1996  and September 30, 1995, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $65,697,000 on contracts in force as of June 30, 1996 , compared with $87,661,000 as of September 30, 1995, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $54,000 and $40,000 at June 30, 1996 and September 30,
 1995, respectively.

4.      Cash:  Cash  balances  at  June  30,  1996   include approximately
$2,216,000  in  restricted   time   deposits maintained in lieu of retention
which will be released  upon completion  of  the related construction projects.  Interest income on these deposits are credited to the Company.

5. Dividends: A $0.15 per share dividend was paid on February 15, 1996 to stockholders of record on February 1, 1996. The dividend amounted to $217,000.





















                    Amelco Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                                 and
                         Results of Operations



Capital Resources and Liquidity

      Cash  balances increased from $3,863,000 at  September 30,  1995 to  $3,885,000 at June 30, 1996. The increase  in cash of $22,000 consisted
of approximately $370,000 used  by operating   activities  and  $791,000
used   by   investing activities.  The decrease was offset by $1,183,000 provided by financing activities.

      Cash used by operating activities consisted primarily of decreases in accounts payable and accrued expenses aggregating $2,897,000.
This change was offset by net earnings from operating activities of $553,000, an increase in billings in excess of costs and recognized profits on uncompleted contracts of $1,080,000 and a decrease in receivables of $625,000.

      Net  cash provided by financing activities included  a $1,200,000 increase in borrowings under the Company's  lines of  credit,  $638,000 borrowed under a short  term  note  to finance  insurance  premiums and a
$281,000  mortgage  note obtained  to  finance the purchase of a  dwelling
unit   to house  certain construction project personnel. These changes were  offset by repayments of long term debt and short  term notes amounting to $37,000 and $682,000, respectively,  and the  payment  of a dividend to shareholders of  $217,000  in February,  1996.  Net  cash  used by  investing  activities consisted  primarily  of capital expenditures  of
$846,000, which  included the purchase of  real property as  discussed previously,  which amounted to approximately  $363,000,  and various
construction  equipment  acquired   for   specific construction projects
presently in progress.

       The   Company's  construction  backlog  amounted   to approximately
$65,697,000  at  June  30,  1996,  of   which approximately $39.1 million
was in California, $10.6 million was  in  Hawaii and the Pacific Basin, and
$16.0 million  in other  continental  U.  S. states. The  Company's  revolving lines of credit which were renewed in March 1996, have  been increased  from
$6,000,000 to $7,000,000, under terms  which are  unchanged from those previously in effect. These  short term  credit  facilities  were  increased
to  enhance   the Company's ability to engage in new bidding opportunities.
At June  30,  1996, there was $2,100,000 borrowed  under  these lines  of credit.  Management  believes  that  the  present liquidity  of the Company together with the availability  of the  aforementioned lines of credit are
adequate to  provide the necessary working capital to fund the   Company's
operations in the near term future.






                Amelco Corporation and Subsidiaries
    Management's Discussion and Analysis of Financial Condition
                                and
                       Results of Operations
                            (continued)



Results of Operations

      Consolidated revenues decreased by 6.1% in the nine month period ended June 30, 1996 as compared to the prior year. The change in the nine month period results primarily from revenue decreases of approximately
$0.3 million from the California operations, $3.5 million from the Hawaii operations and $1.9 million from construction operations in other western continental U.S. states. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

       Gross profits increased by $440,000 in the nine month period ended
June 30, 1996 as compared to the previous period. Gross profits as a percentage of revenue were 8.9% and 7.9% in the nine month periods ended
June 30, 1996 and 1995, respectively. The change in gross margins reflects improved margins on construction work performed in the current period in both the California and Hawaii markets. The Company continues to experience highly competitive conditions in the commercial and industrial construction market. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

      General and administrative expenses for the nine month period  ended
June 30, 1996 increased by approximately $839,000 as compared to the previous period. The change results primarily from increases in compensation paid to employees as compared to the prior period, and the cost of additional management, estimating and administrative staff at the office and field level, together with related support expenses.

     Interest expense increased by $56,000 in the nine month period  ended
June 30, 1996 due primarily to increased utilization of the Company's lines of credit as compared to the previous period. Other income increased by $67,000 due primarily to an increase in interest income.


















                              Part II

                         Other Information


          No events occurred during the three (3) month period ended
June 30, 1996 which are reportable under this part.







                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Amelco Corporation


Date: August 13, 1996                        By /s/ Patrick T. Miike
                                             -----------------------
                                               Patrick T. Miike
                                            Chief Financial Officer,
                                           Vice President-Finance and
                                                   Treasurer


