Form 10-K405
period 1996-09-30
AMELCO CORP
filed 1996-12-30
CIK 4438

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                   ON WHICH REGISTERED
        -------------------                  ---------------------
             NONE                                    NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          The aggregate market value of Common Stock held by non-affiliates on December 2, 1996 was $598,000.

          As of December 2, 1996, there were 1,443,088 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (September 30, 1996) are incorporated by reference in Part III.

                                     PART I






Forward-Looking Statements


          In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Amelco Corporation undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K by the Company.





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

          In connection with these contracting activities, the subsidiaries, from time to time, assert claims for compensation in excess of the contract price because of delays, owner-caused changed conditions or interruptions, improper or revised specifications or disagreements with respect to the contracted scope of work. Claims for additional compensation may arise in any accounting period and may or may not be material to operations. All costs of construction which give rise to a claim are expensed in the period in which they were incurred. However, the amount of any claim is not recognized as revenue until a settlement has been concluded. Claim settlements in 1996, 1995 and 1994 were not significant. Various other claims have been filed. No assurance can be given that such claims will be allowed nor is the extent of any potential recovery presently estimable.

          The subsidiaries have numerous suppliers for materials and equipment, none of which are individually dominant, and have experienced no significant difficulty in obtaining the materials needed to pursue the contracted work.

          The backlog of uncompleted contracting work was approximately $89,517,000 on contracts in force as of September 30, 1996, compared with $87,661,000 as of September 30, 1995, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $26,000 and $40,000 at September 30, 1996 and 1995, respectively. The Company estimates that 70% of the September 30, 1996 backlog will be substantially completed during fiscal 1997. Contracting backlog at any given time is subject to change due to modifications to the projects concerned. While backlog is an indication of future revenues, no assurance can be given that earnings will be realized from performance of contracts reflected in the backlog.

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

          The Company's Hawaii-based contracting subsidiaries perform various maintenance and repair services relating primarily to electrical and air-conditioning installations. Revenues derived from maintenance and repair services are not material to the consolidated financial statements.

          Employees: As of September 30, 1996, the Company had approximately 440 employees, of whom approximately 360 were engaged in operational activities and approximately 80 were in supervisory, administrative and clerical positions. Portions of the construction work for which the Company is responsible are carried out by subcontractors who separately employ additional personnel. The number of employees engaged in operational activities fluctuates continuously based upon the number and size of projects. A number of labor unions represent employees, of which local unions of the International Brotherhood of Electrical Workers are considered to be dominant. No one union is the sole bargaining agent.

          Employee benefits for non-bargaining employees include a 401(k) plan and group medical, dental, disability and life insurance programs.

          Energy, Supply, Production and Environmental Matters:

          The Company is not in an energy intensive business.

          The Company experienced no significant problems in fiscal 1996 relating to the availability or price of construction materials.

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

Item 2.     PROPERTIES


          The following table summarizes properties occupied by the Company and its subsidiaries. All properties utilized in construction operations have combined uses as offices and warehouses. Management believes that these facilities are in good condition, well maintained and adequate to serve the needs of the Company:

                                      IMPROVEMENTS --
                                   APPROXIMATE SQUARE       OWNED OR
              LOCATION                    FOOTAGE             LEASED
        -------------------------  ---------------------   ----------

        Gardena, California (1)             25,000           Leased
        San Leandro, California              7,000            Owned
        San Diego, California                7,000            Owned
        Honolulu, Hawaii (2)                36,000           Leased
        Barrigada, Guam (3)                 36,300            Owned


       (1) In addition to office and warehouse facilities for the Los Angeles construction operations, this property houses the corporate offices of the Company. This property is presently being rented from a related party on a quarter-to-quarter basis.

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

           NAME           AGE           POSITION(S) WITH THE COMPANY/OTHER
---------------------  --------    --------------------------------------------

Samuel M. Angelich        72        Vice President - Continental U.S. and
                                    Director (October 1982 to June 1986)
                                    Senior Vice President and Director (June
                                    1986 to January 1988) President and Chairman of the Board (since January 1988)

John M. Carmack           59        Director and Secretary (since January 1988)
                                    Partner in the law firm of Gill and Baldwin
                                    (since 1966)

Mark S. Angelich          40        Vice President of Administration of Amelco
                                    Industries (August 1986 to January 1988)
                                    Executive Vice President and Director (since
                                    January 1988) Mr. Angelich is the son of Samuel Angelich

Patrick T. Miike          46        Treasurer (since March 1985) Vice President
                                    - Finance (since January 1988)

                                     PART II



Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

          The only equity securities outstanding are shares of common stock, without par value, which are traded over-the-counter. During each quarter of the last two fiscal years, high and low bid prices for common stock, as reported by a stockbroker, were as follows:

                                    FISCAL YEAR ENDED SEPTEMBER 30
                     -----------------------------------------------------------
                                 1995                            1996
                     -----------------------------    --------------------------
                         HIGH             LOW            HIGH             LOW
                     -------------    ------------    ------------    ----------
Quarter:
    First                 3-7/8            2-1/2           3               3
    Second                2-1/2            2-1/2           3-1/4           3
    Third                 2-1/2            2-1/2           4               3
    Fourth                2-1/2            2-1/2           4-1/8           3-5/8


          The reported bid price on December 2, 1996 was 4-1/4.

          These quotations were provided by a single stockbroker (Abel-Behnke Corporation) known to make a market in the Company's common stock and reflect bids only, without retail markup, markdown or commission and may not necessarily represent actual transactions.

          The Company has paid cash dividends on its common stock of $0.15, $0.10, $0.15, $0.25, $0.15, $0.25 and $0.25 on February 15, 1996, February 15,
1995, March 25, 1994, February 12, 1993, March 16, 1992, November 15, 1990 and
September 25, 1989, respectively. The payment of dividends requires the consent of the Company's bonding surety and its bank. Future dividends, if any, are dependent on the profitability of the Company and are not assured.

          As of December 16, 1996, the approximate number of holders of record of the Company's common stock was 294.

Item 6.     SELECTED FINANCIAL DATA



                                                            YEARS ENDED SEPTEMBER 30
                                                ----------------------------------------------
                                                  1996      1995      1994     1993    1992
                                                --------  --------  -------- -------- --------

                                                   (In thousands, except per share amounts)
Operations:
    Total construction revenue             $     115,718   126,221   114,131   95,554   90,843
                                                ========  ========  ======== ======== ========

    Net earnings                           $         703     1,015       804      910      700
                                                ========  ========  ======== ======== ========

    Net earnings per share                 $         .49       .70       .56      .63      .48
                                                ========  ========  ======== ======== ========

Financial position:
    Total assets                           $      40,046    43,629    40,789   29,659   28,221
                                                ========  ========  ======== ======== ========

    Long-term debt                         $       2,079     1,863     1,911    1,956     --
                                                ========  ========  ======== ======== ========
Cash dividends declared per common share
                                           $         .15       .10       .15      .25      .15
                                                ========  ========  ======== ======== ========



          Total construction revenue includes the Company's proportionate share of revenue from construction joint ventures amounting to $559,000, $6,661,000, $5,854,000, $2,513,000 and $2,283,000 in fiscal 1996, 1995, 1994, 1993 and 1992, respectively.

          Additional information on dividends is contained in Item 5, Part II which is incorporated herein by reference.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY


          In 1996, operating activities generated $1,250,000 in cash. This increase was offset by cash utilized in financing and investing activities of $391,000 and $881,000, respectively.

          Financing activities in 1996 consumed $391,000 of cash, consisting primarily of a $300,000 reduction in short-term borrowings under the Company's line of credit, the repayment of a short-term note payable for $102,000 and the payment a $217,000 dividend to stockholders in February 1996. This decrease was offset by the acquisition of a mortgage note of $281,000 in connection with the purchase of a house for $363,000 used to provide accommodations to certain construction project personnel.

          Investing activities consumed cash of $881,000, primarily for the acquisition of property, plant and equipment aggregating $945,000. Investment activities included the purchase of the $363,000 house as noted above, and various construction-related equipment acquired in connection with specific projects. This was partially offset by cash received from notes receivable aggregating $28,000 and proceeds from sale of assets of $23,000.

          The Company's backlog of future construction work at September 30, 1996 approximated $89,517,000, inclusive of the Company's proportionate share of contract backlog from joint venture participations aggregating $26,000. Geographically, contract backlog approximating $66,009,000 is in California, $8,645,000 is in Hawaii and Guam and $14,863,000 is in other continental U.S. states.

          The Company maintains short-term working capital lines of credit aggregating $7,000,000. These credit facilities are primarily used to fund short-term cash needs resulting from customer payment periods which are frequently longer than payment periods for the Company's vendors. Management believes that the present liquidity of the Company together with the availability of the lines of credit are adequate to provide the working capital to fund the Company's operations in 1997.

         The Company's short-term lines of credit are indexed to the prime rate. Although the Company has mitigated its exposure to interest rate movements by the addition of long-term fixed rate debt in 1993, further significant changes in the prime rate, either up or down, may have a significant impact on the Company.

          The Company's operations are such that significant investment in property, plant and equipment is generally not required. However, certain construction projects may require the purchase of specialized types of equipment from time to time. A need for substantial equipment acquisitions is not foreseen in 1997 and capital expenditures in the future should consist primarily of the replacement or renovation of existing equipment.

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

RESULTS OF OPERATIONS


Fiscal 1996 Compared to 1995

          Consolidated revenues decreased by $10,503,000 in 1996. The change reflects a decrease in revenue of approximately $5.0 million in California, $2.4 million in Hawaii and Guam and $3.1 million in other continental U.S. states. Changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods. There are no major contracts which were completed in 1996 or which will be completed in 1997 upon which the Company is dependent.

          Gross profit increased from $10,073,000 in 1995 to $10,464,000 in fiscal 1996. Gross profit as a percentage of revenues improved from 8.0% in 1995 to 9.0% in 1996. The change results from an improvement in gross profits on construction work in both the California and Hawaii operations. The Company and its subsidiaries have experienced highly competitive conditions in the industrial and commercial construction markets in which it does business. This is expected to continue in the near future. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the initial bidding stage and upon award, to effectively manage jobsite labor and material installation.

          General and administrative expenses increased from $8,338,000 in 1995 to $9,252,000 in 1996, due primarily to increases in staffing levels and compensation costs. In the current year, the Company had an increase in estimators and project management personnel, largely the result of the general increase in revenue levels over the past three years. The Company also added an upper-level management position which is responsible for the Hawaii and Pacific area of the Company's operation.

          Interest income increased by $96,000 in 1996 as compared to the previous year due primarily to higher levels of cash maintained in interest bearing accounts in the current year. Interest expense increased by $70,000 in 1996 due primarily to higher levels of borrowings under the Company's lines of credit offset by changes in the bank prime rates which decreased from 8.75% to 8.25% at September 30, 1995 and 1996, respectively. Changes in other components of other income and expense from the prior year were not significant.

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

          Gross profit increased from $9,285,000 in 1994 to $10,073,000 in fiscal 1995. Gross profit as a percentage of revenues decreased from 8.1% in 1994 to 8.0% in 1995. The change reflects primarily a decrease in gross profits on construction work in the Hawaii operations which was offset by increased profits from joint venture participations in 1995. Gross margins applicable to California operations were largely unchanged in the current year. The Company and its subsidiaries have experienced highly competitive conditions in the industrial and commercial construction markets in which it does business. This is expected to continue in the near future. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the initial bidding stage and upon award, to effectively manage jobsite labor and material installation.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            Amelco Corporation and Subsidiaries:
                 Independent Auditors' Report
                 Consolidated Balance Sheets - September 30, 1996 and 1995 Consolidated Statements of Earnings - Three years ended
                   September 30, 1996
                 Consolidated Statements of Stockholders' Equity -
                    Three years ended September 30, 1996
                 Consolidated Statements of Cash Flows - Three years ended
                    September 30, 1996
                 Notes to Consolidated Financial Statements

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           September 30, 1996 and 1995

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amelco Corporation and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.





                                                     s/ KPMG Peat Marwick LLP

Los Angeles, California

December 17, 1996

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1996 and 1995




                                 ASSETS                                      1996            1995
                                                                         ------------    ------------



Current assets:
    Cash (including restricted time deposits of $2,252,000 in 1996 and
      $1,616,000 in 1995)                                                $  3,841,000       3,863,000

    Receivables (notes 3 and 4):
      Contract and trade receivables                                       17,148,000      21,345,000
      Contract retentions, due upon completion and acceptance of work
                                                                            6,521,000       5,521,000
      Notes and other receivables                                             695,000         318,000
                                                                         ------------    ------------
                                                                           24,364,000      27,184,000
      Less allowance for doubtful receivables                                (879,000)       (285,000)
                                                                         ------------    ------------

              Net receivables                                              23,485,000      26,899,000
                                                                         ------------    ------------

    Inventories  (note 4)                                                      62,000         175,000
    Investment in and advances to joint ventures (note 10)                    138,000          78,000
    Costs and recognized profits in excess of billings on uncompleted
      contracts (note 11)                                                   6,121,000       6,541,000
    Deferred tax assets (note 5)                                              216,000         231,000
    Prepaid expenses and other current assets                                 174,000         339,000
                                                                         ------------    ------------

              Total current assets                                         34,037,000      38,126,000
                                                                         ------------    ------------

Note receivable from related party - noncurrent (note 2)                    3,271,000       3,306,000
Other notes receivable and noncurrent investments                             307,000         300,000

Property, plant and equipment, at cost (note 4):
    Land                                                                      383,000         304,000
    Buildings and leasehold improvements                                    2,561,000       2,253,000
    Construction and other equipment                                        5,213,000       5,018,000
                                                                         ------------    ------------
                                                                            8,157,000       7,575,000
    Less accumulated depreciation and amortization                         (5,884,000)     (5,803,000)
                                                                         ------------    ------------

              Net property, plant and equipment                             2,273,000       1,772,000
                                                                         ------------    ------------

Other assets                                                                  158,000         125,000
                                                                         ------------    ------------
                                                                         $ 40,046,000      43,629,000
                                                                         ============    ============

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued

                           September 30, 1996 and 1995




                  LIABILITIES AND STOCKHOLDERS' EQUITY                       1996             1995
                                                                          ------------    ------------

Current liabilities:
    Short-term borrowings (note 4)                                        $    600,000         900,000
    Current installments of long-term debt (note 4)                             61,000          48,000
    Short-term note payable (note 4)                                              --           102,000
    Trade accounts payable                                                  11,942,000      15,986,000
    Accrued expenses:
      Insurance                                                                803,000         996,000
      Salaries and wages                                                       891,000         564,000
      Employee benefits and other                                            1,109,000       1,271,000
    Billings in excess of costs and recognized profits on uncompleted
      contracts (note 11)                                                    7,000,000       6,548,000
    Other                                                                      281,000         550,000
                                                                          ------------    ------------

           Total current liabilities                                        22,687,000      26,965,000
                                                                          ------------    ------------

Long-term debt, excluding current portion (note 4)                           2,079,000       1,863,000
Deferred tax liability (note 5)                                                   --            19,000
Minority interest in subsidiary (note 9)                                        28,000          15,000

Stockholders' equity:
    Common stock, without par value
    Authorized 10,000,000 shares; issued 2,214,008 shares                    5,535,000       5,535,000
    Additional paid-in capital                                               7,427,000       7,427,000
    Retained earnings                                                        5,302,000       4,816,000
                                                                          ------------    ------------
                                                                            18,264,000      17,778,000
    Less cost of shares in treasury (770,920 shares in 1996 and 770,466
      shares in 1995)                                                       (3,012,000)     (3,011,000)
                                                                          ------------    ------------

           Net stockholders' equity                                         15,252,000      14,767,000

Commitments and contingencies (notes 7 and 8)
                                                                          ------------    ------------

                                                                          $ 40,046,000      43,629,000
                                                                          ============    ============


See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                      Three years ended September 30, 1996


                                                           1996           1995           1994
                                                       ------------   ------------   ------------


Construction revenues (note 10)                        $115,718,000    126,221,000    114,131,000
Cost of construction                                    105,254,000    116,148,000    104,846,000
                                                       ------------   ------------   ------------

              Gross profit                               10,464,000     10,073,000      9,285,000

General and administrative expenses                       9,252,000      8,338,000      7,848,000
                                                       ------------   ------------   ------------

              Operating income                            1,212,000      1,735,000      1,437,000
                                                       ------------   ------------   ------------

Other income:
    Interest                                                237,000        141,000         83,000
    Other                                                   265,000        249,000        290,000
                                                       ------------   ------------   ------------
                                                            502,000        390,000        373,000
                                                       ------------   ------------   ------------
Other expenses:
    Interest                                                387,000        317,000        327,000
    Other                                                   114,000        102,000        103,000
                                                       ------------   ------------   ------------
                                                            501,000        419,000        430,000
                                                       ------------   ------------   ------------

              Earnings before income taxes and
                minority interest                         1,213,000      1,706,000      1,380,000

Income taxes (note 5)                                       497,000        691,000        545,000
Minority interest in earnings of subsidiary (note 9)         13,000           --           31,000
                                                       ------------   ------------   ------------

              Net earnings                             $    703,000      1,015,000        804,000
                                                       ============   ============   ============



              Net earnings per common share            $        .49            .70            .56
                                                       ============   ============   ============

Weighted average number of shares outstanding             1,443,000      1,444,000      1,444,000
                                                       ============   ============   ============









See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                      Three years ended September 30, 1996





                                                 ADDITIONAL                                        NET
                                  COMMON STOCK PAID-IN CAPITAL    RETAINED   TREASURY STOCK   STOCKHOLDERS'
                                                                  EARNINGS                       EQUITY
                                  -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1993       $ 5,535,000      7,427,000      3,358,000     (3,011,000)    13,309,000

Dividends paid ($.15 per share)          --             --         (217,000)          --         (217,000)

Net earnings                             --             --          804,000           --          804,000
                                  -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1994         5,535,000      7,427,000      3,945,000     (3,011,000)    13,896,000

Dividends paid ($.10 per share)          --             --         (144,000)          --         (144,000)

Net earnings                             --             --        1,015,000           --        1,015,000
                                  -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1995         5,535,000      7,427,000      4,816,000     (3,011,000)    14,767,000

Dividends paid ($.15 per share)          --             --         (217,000)          --         (217,000)

Repurchase of  454 shares                --             --             --           (1,000)        (1,000)

Net earnings                             --             --          703,000           --          703,000
                                  -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1996       $ 5,535,000      7,427,000      5,302,000     (3,012,000)    15,252,000
                                  ===========    ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                      Three years ended September 30, 1996

                Increase (Decrease) in Cash and Cash Equivalents





                                                                                  1996          1995            1994
                                                                              -----------    -----------    -----------

Cash flows from operating activities:
    Net earnings                                                              $   703,000      1,015,000        804,000
                                                                              -----------    -----------    -----------

    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                             424,000        403,000        393,000
        Provision for doubtful accounts                                           594,000        187,000        (41,000)
        Gain on sale of assets                                                     (3,000)       (13,000)        (1,000)
        (Increase) decrease in assets and increase
          (decrease) in liabilities:
            Receivables, net                                                    3,197,000     (1,525,000)    (9,496,000)
            Notes and other receivables                                          (377,000)        35,000           --
            Investment in and advances to joint ventures                          (60,000)     1,042,000       (838,000)
            Inventories                                                           113,000        (49,000)        18,000
            Costs and recognized profits in excess of
               billings on uncompleted contracts                                  420,000       (970,000)    (1,677,000)
            Prepaid expenses and other current assets                             165,000       (169,000)       230,000
            Deferred tax assets                                                    15,000        (63,000)      (168,000)
            Other assets                                                          (33,000)       (22,000)       (20,000)
            Accounts payable and accrued expenses                              (4,072,000)     1,149,000      6,273,000
            Billings in excess of costs and recognized
               profits on uncompleted contracts                                   452,000        135,000      4,352,000
            Income taxes payable and deferred liability                           (19,000)      (233,000)       (40,000)
            Other liabilities                                                    (269,000)       (23,000)        86,000
                                                                              -----------    -----------    -----------
                    Total adjustments                                             547,000       (116,000)      (929,000)
                                                                              -----------    -----------    -----------

                    Net cash provided by (used in) operating
                      activities                                                1,250,000        899,000       (125,000)
                                                                              -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of assets                                                   23,000         15,000          3,000
    Change in notes receivable and investments                                     28,000       (158,000)        61,000
    Capital expenditures                                                         (945,000)      (380,000)      (310,000)
    Increase (decrease) in minority interest                                       13,000        (16,000)        31,000
                                                                              -----------    -----------    -----------

                    Net cash used in investing activities                     $  (881,000)      (539,000)      (215,000)
                                                                              -----------    -----------    -----------




                                   (Continued)

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                Increase (Decrease) in Cash and Cash Equivalents






                                                                   1996           1995           1994
                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Net borrowings (repayments) under line of credit           $  (300,000)       900,000           --
    Borrowings of short-term notes payable                            --          696,000        292,000
    Repayments of short-term notes payable                        (102,000)      (594,000)      (292,000)
    Borrowings under long-term debt                                281,000           --             --
    Repayments of long-term debt                                   (52,000)       (45,000)      (159,000)
    Dividends paid                                                (217,000)      (144,000)      (217,000)
    Repurchase of common stock                                      (1,000)          --             --
                                                               -----------    -----------    -----------

                    Net cash provided by (used in) financing
                      activities                                  (391,000)       813,000       (376,000)
                                                               -----------    -----------    -----------

                    Net increase (decrease) in cash and cash
                      equivalents                                  (22,000)     1,173,000       (716,000)



Cash and cash equivalents at beginning of year                   3,863,000      2,690,000      3,406,000
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of year                       $ 3,841,000      3,863,000      2,690,000
                                                               ===========    ===========    ===========





See accompanying notes to consolidated financial statements.

                               AMELCO CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995





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

       Basis of Consolidation

       The consolidated financial statements include the accounts of the Company and all subsidiaries. The consolidated statements of earnings include the accounts of the Company, all subsidiaries and its pro rata share of the results of operations from its construction joint ventures. All significant intercompany transactions have been eliminated in consolidation.

       Reclassifications

       Certain accounts in the 1995 and 1994 financial statements have been restated to conform with the 1996 format. These reclassifications have no effect on net income as previously reported.

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

       Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools, supplies, repairs and depreciation cost. General and administrative costs are charged to expense as incurred.

       The asset "costs and recognized profits in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and recognized profits on uncompleted contracts" represents billings in excess of revenues recognized.

       Income from claims for additional contract compensation is recorded upon settlement of the disputed amount. Claim settlements in 1996, 1995 and 1994 were not significant. Certain subsidiaries of the Company had outstanding claims and claims in process of being filed at September 30, 1996. The extent of recovery, if any, on these pending claims is not presently estimable.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Applying the percentage -of -completion method of recognizing revenues requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions, and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenues and earnings. Such changes could have a material effect on future financial statements.

       Cash Equivalents


       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       Cash balances at September 30, 1996 and 1995 include approximately $2,252,000 and $1,616,000, respectively, in short-term time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits is credited to the Company.

       Inventories

       Inventories are stated at the lower of cost (primarily first-in, first-out) or market (net realizable value).

       Depreciation and Amortization

       The Company and its subsidiaries provide for depreciation and amortization of property, plant and equipment using the straight-line method based on the estimated useful lives of the assets (4 to 40 years) or, if applicable, the remaining terms of the leases, whichever is shorter.

       The cost and accumulated depreciation applicable to assets sold or otherwise disposed of are eliminated from the asset and accumulated depreciation accounts. Gain or loss on disposition is reflected in other income or expenses.

       Income Taxes

       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

       Earnings per Share

       Earnings per share is based on the weighted average number of common shares outstanding during the year.


(2)    Note Receivable from Related Party


       The Company has a note receivable from Halau Corporation which is owned by three principal stockholders and an officer of the Company. The promissory note is payable over 30 years with quarterly principal and interest payments of $87,000 computed at 9.5% per annum and is secured by a deed of trust on real estate and a security interest in the corporate assets of the Buyer.


(3)    Receivables

       Contract receivables represent only those amounts which actually have been billed for work performed. Contract retentions are collectible upon the owners' approval of contract performance. Based upon anticipated contract completion dates, these retainages are expected to be collected as follows during the fiscal years ending September 30:

                        1997      $       5,827,000
                        1998                694,000
                                 ------------------

                                  $       6,521,000
                                 ==================

(4)    Long-Term Debt and Short-Term Credit Facilities

       Long-term debt consists of the following at September 30, 1996 and 1995:



                                                                                1996        1995
                                                                            ----------   ----------

Bank mortgage payable, secured by first mortgage on real property, payable over 8 years, with monthly installments based on a 20-year amortization, with unpaid principal balance due August 2001. Monthly principal and interest payments of $17,643 from September 1996 to
    August 1997 based on a fixed rate of 8.75%; option thereafter for a
    fixed rate based on market rate or variable rate at 1-3/4% over prime   $1,863,000    1,911,000

Bank mortgage payable, secured by first mortgage on real property, payable over 15 years, with monthly installments based on a 15-year amortization, with initial fixed interest rate of 7.75% per annum and monthly principal and interest payments of $2,643 commencing June
    1996 to May 2001; thereafter for a variable rate at 2.75% over the yield of the one-year US Treasury Security, with unpaid principal
    balance due June 2011                                                      277,000         --
                                                                            ----------   ----------
                                                                             2,140,000    1,911,000
Less current installments of long-term debt                                     61,000       48,000
                                                                            ----------   ----------

         Long-term debt, excluding current installments                     $2,079,000    1,863,000
                                                                            ==========   ==========


       At September 30, 1996, annual maturities of long-term debt for the next five years are as follows:




       1997                            $   61,000
       1998                                70,000
       1999                                82,000
       2000                                89,000
       2001                             1,623,000
       Thereafter                         215,000
                                       ----------
                                       $2,140,000
                                       ==========




       Short-Term Credit Facilities

       Amelco Industries (Industries), a wholly owned contracting subsidiary of the Company, has a $5,000,000 revolving line of credit with a bank for working capital purposes. At September 30, 1996, Industries had outstanding borrowings of $600,000 under this line. There were no borrowings under this line at September 30, 1995. Borrowings under this agreement bear interest at 3/8% over the prime rate (8.25% and 8.75% at September 30, 1996 and 1995, respectively) and are secured by receivables and retentions of Industries and a corporate guarantee by the Company. The line of credit is subject to renewal by the bank in February 1997.

       The Company has a $2,000,000 revolving line of credit with a bank for working capital purposes. At September 30, 1996, the Company had no outstanding borrowings under this line. At September 30, 1995, the Company had outstanding borrowings of $900,000 under this line. Borrowings under this line are secured by accounts receivable, inventory, contract rights, furniture, fixtures and equipment and leasehold property of the Company's operations in

       Hawaii. Advances under the line bear interest at the bank's prime rate of interest . The Company also has a $250,000 line of credit for the issuance of letters of credit. There were no letters of credit outstanding at September 30, 1996. These credit arrangements are subject to renewal by the bank in March 1997.

       Interest Paid

       Interest payments made during fiscal years 1996, 1995 and 1994 totaled $387,000, $317,000 and $327,000, respectively.


(5)    Income Taxes

       Income tax expense for the years ended September 30, 1996, 1995 and 1994 is comprised of the following components:



                                     1996         1995          1994
                                  ---------    ---------    ---------

Current tax expense:
    U.S. Federal                  $ 421,000      723,000      671,000
    State and U.S. possessions       79,000      146,000      115,000
                                  ---------    ---------    ---------
                                    500,000      869,000      786,000
                                  ---------    ---------    ---------
Deferred tax expense (benefit):
    U.S. Federal                     (4,000)    (154,000)    (222,000)
    State and U.S. possessions        1,000      (24,000)     (19,000)
                                  ---------    ---------    ---------
                                     (3,000)    (178,000)    (241,000)
                                  ---------    ---------    ---------
                                  ---------    ---------    ---------

                                  $ 497,000      691,000      545,000
                                  =========    =========    =========



       Net income taxes paid for fiscal years 1996, 1995 and 1994 were $575,000, $1,122,000 and $692,000, respectively.

       Significant components of the Companys' deferred income tax assets (liabilities) at September 30, 1996 and 1995 are as follows:



                                                 1996         1995
                                              ---------    ---------

Deferred tax assets:
   Insurance accruals                         $ 321,000      333,000
   State taxes                                   74,000      118,000
   Vacation                                      72,000       80,000
   Depreciation                                  15,000        3,000
   Other                                          4,000        5,000
                                              ---------    ---------
                                                486,000      539,000
Valuation allowance for deferred tax assets     (83,000)    (148,000)
                                              ---------    ---------
      Total deferred tax assets                 403,000      391,000
                                               ---------    ---------

Deferred tax liabilities:
   Installment gain on sale of real estate      187,000      179,000
                                              ---------    ---------

      Net deferred tax asset                  $ 216,000      212,000
                                              =========    =========





                                                   1996      1995
                                                --------   --------

Included in accompanying consolidated balance
  sheets under the following
   captions:
      Deferred tax assets                       $216,000    231,000
      Deferred tax liability                        --      (19,000)
                                                ========   ========
      Net deferred tax asset                    $216,000    212,000
                                                ========   ========


       The valuation allowance for deferred tax assets as of September 30, 1996 and 1995 was $83,000 and $148,000, respectively. The net change in the total valuation allowance for the year ended September 30, 1996 was a decrease of $65,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% in 1996, 1995 and 1994 to earnings before income taxes as follows:


                                                               1996        1995          1994
                                                            ---------    ---------    ---------



Computed "expected" tax expense                             $ 412,000      580,000      469,000
Increase (decrease) in taxes resulting from:
    State income tax expense, net of Federal income taxes      54,000       81,000       79,000
    Nondeductible portion of entertainment expense             32,000       39,000        8,000
    Other miscellaneous items, net                             (1,000)      (9,000)     (11,000)
                                                            ---------    ---------    ---------

                                                            $ 497,000      691,000      545,000
                                                            =========    =========    =========




(6)    Employee Retirement Plans

       The Company and its subsidiaries contribute to multi-employer pension plans, primarily defined benefit plans, as required by collective bargaining agreements. Amounts charged to construction cost and contributed to these plans in 1996, 1995 and 1994 aggregated $1,973,000, $1,567,000 and $1,839,000, respectively.

       The Company sponsors a defined contribution plan. All qualified non-bargaining U.S. employees of the Company are eligible to participate in the plan and may make voluntary contributions to the plan subject to certain limitations and restrictions. The amount of voluntary contributions and investment income thereon is fully vested and non-forfeitable; however, the interest of each participant in the Company's contributions and earnings on investments, less expenses, is vested in accordance with the plan. There is 100% vesting at retirement, disability or death of a participant.

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

       The Company's contribution under the defined contribution plan is a percentage of each employee's contribution. Amounts charged to general and administrative expense by the Company related to the plan for the years ended September 30, 1996, 1995 and 1994 were $40,000, $40,000 and
       $41,000, respectively.


(7)    Leases

       Operating Leases

       The Company and its subsidiaries lease various properties and equipment under long-term agreements which expire at varying dates through 2029, including a lease of land on which an office building and warehouse have been constructed. Real property leases generally provide for the Company to pay for taxes, maintenance and insurance applicable to the leased properties, and certain of these leases provide for re-negotiation of annual rentals at specified dates.

       At September 30, 1996, minimum rental obligations under noncancelable operating leases (primarily real property) in excess of one year are as follows:




                 1997                         $     640,000
                 1998                               473,000
                 1999                               370,000
                 2000                               287,000
                 2001                               232,000
                 2002 and thereafter              6,327,000
                                              -------------
                                              $   8,329,000
                                              =============


       Rent expense on operating leases, including leases less than one year, for 1996, 1995 and 1994 was $2,127,000, $2,104,000 and $1,437,000,
       respectively.

       The Company and its subsidiaries have leased certain owned real property to others including primarily a lease of land and improvements under a noncancelable lease which expires in 2000. The lease provides for the lessee to pay for taxes, maintenance and insurance applicable to the leased property and, at the end of the fixed term, provides an option to the lessee to extend for four successive terms of five years each at a rent to be agreed upon. At September 30, 1996, minimum future lease rentals to be received by the Company are as follows:


                     1997                     $         178,000
                     1998                               178,000
                     1999                               178,000
                     2000                               178,000
                     2001                                44,000
                                              -----------------
                                              $         756,000
                                              =================


(8)    Litigation

       There are various lawsuits pending against and claims being pursued by the Company and its subsidiaries arising out of the normal course of business. It is management's present opinion that the outcome of these proceedings will not have a material effect on the Company's consolidated financial statements taken as a whole.

(9)    Minority Interest

       Minority interest represents the minority stockholder's proportionate share of the equity and the income or loss of an 89%-owned consolidated subsidiary. The Company purchased a 79% interest in this contracting company in August 1992 for $79,000 and acquired an additional 10% interest in March 1995 for $15,000.


(10)   Investment in and Advances to Joint Ventures

       The Company has had interests in various construction joint ventures with other parties under arrangements which provide for the sharing of profits or losses ranging from 49% to 50%. Investments in these joint ventures are stated at cost plus the equity in undistributed earnings. Combined financial information of the joint ventures in summary form as of and for the years ended September 30, 1996, 1995 and 1994 follows:

                                               1996          1995          1994
                                           -----------    ----------   -----------
Combined information:
    Current assets (primarily cash and
      receivables)                         $   344,000       105,000     5,638,000
    Equipment                                    8,000          --         161,000
    Less liabilities (primarily accounts
      payable)                                (253,000)      (16,000)   (3,524,000)
                                           -----------    ----------   -----------

           Net assets                      $    99,000        89,000     2,275,000
                                           ===========    ==========   ===========

    Revenues                               $ 1,138,000    13,294,000    11,908,000
                                           ===========    ==========   ===========

    Net income                             $    46,000     5,473,000     1,817,000
                                           ===========    ==========   ===========


Company's interest:
    Share of revenues                      $   559,000     6,661,000     5,854,000
                                           ===========    ==========   ===========

    Share of net income                    $    24,000     2,576,000       893,000
                                           ===========    ==========   ===========

    Share of net assets                    $    50,000        78,000     1,120,000
    Advances to joint venture                   88,000          --            --
                                           ===========    ==========   ===========
       Investment in and advances to
         joint venture                     $   138,000        78,000     1,120,000
                                           ===========    ==========   ===========


       The Company's proportionate share of revenues and operating income from these construction joint ventures has been included in the consolidated statements of earnings.

(11)   Costs and Estimated Earnings on Uncompleted Contracts

                                                                  1996              1995
                                                               -------------    -------------
            Costs incurred on uncompleted contracts            $ 233,086,000      202,485,000
            Estimated earnings to date                            15,837,000       12,879,000
                                                               -------------    -------------
                                                                 248,923,000      215,364,000
            Less billings to date                                249,802,000      215,371,000
                                                               -------------    -------------

                                                               $    (879,000)          (7,000)
                                                               =============    =============

            Included in accompanying consolidated
            balance sheets under the following
                captions:
                  Costs and recognized profits in excess of
                    billings on uncompleted contracts          $   6,121,000        6,541,000
                  Billings in excess of costs and recognized
                    profits on uncompleted contracts              (7,000,000)      (6,548,000)
                                                               -------------    -------------

                                                               $    (879,000)          (7,000)
                                                               =============    =============



(12)   Fair Value of Financial Instruments

       The carrying amounts of cash, receivables, costs and recognized profits in excess of billings on uncompleted contracts, short-term borrowings, short-term note payable, trade accounts payable and billings in excess of costs and recognized profits on uncompleted contracts approximate fair value because of the short-term maturity of these instruments.

       Note receivable from related party - noncurrent

       The carrying amount of the Company's note receivable to related party-noncurrent approximates fair value because the interest rate approximates currently available borrowing rates for similar types of debt.

       Long-term debt

       The carrying amount of the long-term debt approximates fair value because of the variable rate provisions of the bank mortgages.

Item 9.     CHANGES IN ACCOUNTANTS OR DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            None.

                                    PART III






Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          Information required by this item with respect to directors will be contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.

          Information concerning the executive officers of the Company is provided following Item 4, Part I and is incorporated herein by reference.



Item 11.    EXECUTIVE COMPENSATION


          Information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          Information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV






Item 14.    EXHIBITS, FINANCIAL STATEMENTS,
            AND REPORTS ON FORM 8-K


(A)    1.  Consolidated Financial Statements -
                Included in Item 8, Part II of this Form 10-K
                   Amelco Corporation and Subsidiaries:
                      Independent Auditors' Report
                      Consolidated Balance Sheets - September 30, 1996 and 1995 Consolidated Statements of Earnings -
                      Three years ended
                           September 30, 1996
                      Consolidated Statements of Stockholders' Equity - Three
                           years ended September 30, 1996
                      Consolidated Statements of Cash Flows - Three years ended
                           September 30, 1996
                      Notes to Consolidated Financial Statements

(B)        Report on Form 8-K -
                     None.

Schedules Omitted:

Schedules are omitted because they are not required or are not applicable.

(C)       3.       Exhibits -
Exhibit    (3)      (3.1)  Articles of Incorporation effective November 8, 1988 incorporating the Registrant in the State of California filed as Exhibit 3(iii)a to Form 10-K for the year ended September 30, 1989 are incorporated herein by reference.
                    (3.2)  Bylaws of the Registrant relating to the
                           incorporation in the State
                           of California effective November
                           8, 1988 filed as Exhibit 3(iii)b
                           to Form 10-K for the year ended
                           September 30, 1989 are
                           incorporated herein by reference.
           (4)      Instruments defining the rights of
                    security holders, including indentures -
                    Reference is made to the Articles of
                    Incorporation and Bylaws filed as Exhibit
                    (3).
           (9)      Voting trust agreement - none.
           (10)     Material Contracts -
                    (10.4)  Memorandum of Employment
                            Agreement between Amelco
                            Corporation and Mark S. Angelich
                            dated September 21, 1989 filed as
                            Exhibit (10.4) to Form 10-K for
                            the year ended September 30, 1990
                            is incorporated herein by
                            reference.
                    (10.5)  Real Property Lease Agreement
                            between the Trustees Under the
                            Will and Estate of Samuel M.
                            Damon and Amelco Corporation
                            dated April 24, 1979 filed as
                            Exhibit (10.5) to Form 10-K for
                            the year ended September 30, 1990
                            is incorporated herein by
                            reference.
                    (10.8)  Credit Agreement between Amelco
                            Corporation and Bank of Hawaii
                            dated June 26, 1989 filed as
                            Exhibit (10.8) to Form 10-K for
                            the year ended September 30, 1990
                            is incorporated herein by
                            reference.
                    (10.9)  Agreement for Purchase and Sale
                            of Real Property between Amelco
                            Industries and Halau Corporation
                            dated August 30, 1991 filed as
                            Exhibit (10.9) to Form 10-K for
                            the year ended September 30, 1991
                            is incorporated herein by
                            reference.

                    (10.11) Lease Agreement between Halau Corporation and Amelco Industries dated October 1, 1993 filed as Exhibit (10.11) to Form 10-K for the year ended September 30, 1993 is incorporated herein by reference.

                    (10.12) Death Benefit Agreement between Amelco Corporation and Samuel M. Angelich dated March 7, 1994 filed as Exhibit (10.12) to Form 10-K for the year ended September 30, 1994 is incorporated herein by reference.

                    (10.13) Credit Agreement between Amelco Industries and Imperial Bank dated February 28, 1994 filed as Exhibit (10.13) to Form 10-K for the year ended September 30, 1994 is incorporated herein by reference.

                    (10.14) Amendment to Credit Agreement between Amelco Corporation and Bank of Hawaii dated May 16, 1990 filed as Exhibit (10.14) to Form 10-K for the year ended September 30, 1994 is incorporated herein by reference.

                    (10.15) Second Amendment to Credit Agreement between Amelco Corporation and Bank of Hawaii dated February 25, 1994 filed as Exhibit (10.15) to Form 10-K for the year ended September 30, 1994 is incorporated herein by reference.

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


                                               AMELCO CORPORATION (Registrant)




Date:  December 20, 1996                  By  /s/ Patrick T. Miike
                                          --------------------------------------
                                          Patrick T. Miike
                                          Vice President - Finance and Treasurer
                                          (Principal Financial and Accounting
                                          Officer of the Registrant)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Samuel M. Angelich     Chairman of the Board,            December 20, 1996
------------------------
Samuel M. Angelich         President and Chief Executive
                           Officer

/s/ Mark S. Angelich       Director and Executive Vice       December 20, 1996
------------------------
Mark S. Angelich           President

/s/ Patrick T. Miike       Vice President - Finance          December 20, 1996
------------------------
Patrick T. Miike           and Treasurer

/s/ John M. Carmack        Director and Secretary            December 20, 1996
------------------------
John M. Carmack