Form 10-Q
period 1996-12-31
AMELCO CORP
filed 1997-02-14
CIK 4438

                                    Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period ended December 31, 1996

                                       OR

               (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ____to____

                           Commission file number 0-6079


                             		AMELCO CORPORATION
               (Exact name of registrant as specified in its charter)

                    California                          99-0068616
                   ------------                       -----------------
          (State or other jurisdiction of					      	(I.R.S. Employer
          incorporation or organization)			 		   	    Identification No.)

          19208 South Vermont Avenue
             Gardena, California                            90248
          ---------------------------                     ----------
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

                   YES   X                           NO ____
                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

<CATION>
                                                    Outstanding at
               Class of Common Stock              December 31, 1996
               ---------------------              -----------------
           Common Stock, without par value            1,443,088

                   AMELCO CORPORATION AND SUBSIDIARIES

                               INDEX




PART I.   FINANCIAL INFORMATION                         PAGE
                                                        ----
Consolidated Balance Sheets-
December 31, 1996 and September 30, 1996                  3


Consolidated Statements of Earnings -
Three months ended December 31, 1996 and 1995             4


Consolidated Statements of Cash Flow-
Three months ended December 31, 1996 and 1995             5


Notes to Consolidated Financial Statements                6


Management's Discussion and Analysis of Financial
Condition and Results of Operations                       7


PART II.


Other Information                                         9


Signature Page                                            9


                     Amelco Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                              (Unaudited)
                                              December 31,      September 30,
                                                 1996              1996
                                             --------------    -------------
Assets
-------
Cash (note 4)                                    $4,229,000       3,841,000
Receivables, net (note 2)                        17,929,000      23,485,000
Inventories                                          65,000          62,000
Investment in and advances to joint ventures        243,000         138,000
Costs and recognized profits in excess of
    billings on uncompleted contracts             8,090,000       6,121,000
Deferred tax assets                                 200,000         216,000
Prepaid expenses and other                          231,000         174,000
                                               -------------    ------------
    Total  Current  Assets                       30,987,000      34,037,000

Note receivable from related party, noncurrent    3,262,000       3,271,000
Other notes receivable and noncurrent investments   307,000         307,000
Property, plant and equipment, net                2,236,000       2,273,000
Other assets                                        198,000         158,000
                                               -------------    ------------
    Total Assets                                $36,990,000      40,046,000
                                               =============    ============


Liabilities and Stockholders' Equity
------------------------------------
Short term borrowings                              $900,000         600,000
Current portion of long term debt                    62,000          61,000
Accounts payable                                  9,204,000      11,942,000
Accrued expenses                                  2,468,000       2,803,000
Federal and state income taxes                       50,000           -
Billings in excess of costs and recognized
    profits on uncompleted contracts              6,494,000       7,000,000
Other current liabilities                           180,000         281,000
                                                ------------    ------------
    Total  Current  Liabilities                  19,358,000      22,687,000

Long term debt, excluding current portion         2,062,000       2,079,000
Minority interest in subsidiary                      30,000          28,000

Stockholders' equity:
Common stock, without par value, authorized
    3,000,000
shares,issued   2,214,008                         5,535,000       5,535,000
Additional paid-in capital                        7,427,000       7,427,000
Retained earnings                                 5,590,000       5,302,000
                                                ------------    ------------
                                                 18,552,000      18,264,000
Less treasury shares                             (3,012,000)     (3,012,000)
                                                ------------    ------------
    Total stockholders' equity                   15,540,000      15,252,000
                                                ------------    ------------
    Total Liabilities and Stockholders' Equity  $36,990,000      40,046,000
                                                ============    ============

                   Amelco Corporation and Subsidiaries
                   Consolidated Statements of Earnings
             Three Months Ended December 31, 1996 and 1995
                              (Unaudited)



                                                       1996        1995
                                                  -------------  ------------
Revenues                                           $22,394,000    27,478,000
Costs and operating expenses                        19,304,000    24,959,000
                                                  -------------  ------------
Gross profit                                         3,090,000     2,519,000

General and administrative expenses                  2,589,000     2,209,000
                                                  -------------  ------------
Operating income                                       501,000       310,000
                                                  -------------  ------------

Other income (expense):
Interest expense                                       (73,000)     (109,000)
Other, net                                              59,000       120,000
                                                  -------------  ------------
Total other income (expense)                           (14,000)       11,000
                                                  -------------  ------------
Earnings  before income taxes                          487,000       321,000

Income tax expense                                     197,000       131,000
Minority interest in earnings  of subsidiary             2,000         3,000
                                                  -------------  ------------
Net earnings                                          $288,000       187,000
                                                  =============  ============

Earnings per share:

Net earnings per common share                            $0.20        $ 0.13
                                                  =============  ============

Weighted average number of common shares
   outstanding during the period                     1,443,000     1,444,000
                                                  =============  ============











                     Amelco Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                Three Months Ended December 31, 1996 and 1995
                               (Unaudited)


                                                       1996          1995
                                                   ------------   -----------
Cash flows from operating activities:
-------------------------------------
Net earnings                                          $288,000      187,000
                                                    -----------   -----------
 Adjustments to reconcile income to net cash
 provided (used) by operating activities:
   Depreciation and amortization                        97,000      100,000
   Gain on sale of assets                               (1,000)        -

   (Increase) decrease in assets and
   increase (decrease) in liabilities:
     Accounts receivable                             5,556,000      660,000
     Investment in and advances to  joint venture     (105,000)      40,000
     Inventories                                        (3,000)       6,000
     Costs and recognized profits in excess of
       billings on uncompleted  contracts           (1,969,000)  (1,131,000)
     Prepaid expenses                                  (57,000)    (593,000)
     Other assets                                      (40,000)     (38,000)
     Accounts payable and accrued expenses          (3,073,000)  (2,086,000)
     Billings in excess of costs and recognized
       profits on uncompleted contracts               (506,000)     999,000
     Income taxes payable                               66,000       74,000
     Other liabilities                                (101,000)     (79,000)
                                                    ------------  -----------
     Total adjustments                                (136,000)  (2,048,000)
                                                    ------------  -----------
Net cash provided (used) by operating activities       $152,000  (1,861,000)
                                                    ------------  -----------

Cash flows from investing activities:
-------------------------------------
Decrease (increase) in notes receivable and
 other investments                                        9,000     (42,000)
Increase (decrease) in minority interest                  2,000       3,000
Proceeds from sale of assets                              1,000         -
Capital expenditures                                    (60,000)   (116,000)
                                                      -----------  ----------
Net cash (used) by investing activities                $(48,000)   (155,000)
                                                      -----------  ----------
Cash flows from financing activities:
------------------------------------
Borrowings  under revolving line of credit, net         300,000   1,050,000
Repayments of long term debt                            (16,000)    (11,000)
Borrowings under short term note payable                   -        638,000
Repayments of short term note payable                      -       (228,000)
                                                      ----------- ----------
Net cash provided by financing activities               $284,000  1,449,000
                                                      ----------- ----------

Net increase (decrease) in cash and cash equivalents     388,000   (567,000)

Cash and cash equivalents at beginning of year         3,841,000  3,863,000
                                                      ----------- ----------
Cash and cash equivalents at end of year              $4,229,000  3,296,000
                                                      =========== ==========





                    Amelco Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of December 31, 1996 and September 30, 1996, the results of its operations for the three months ended December 31, 1996 and 1995 and changes in cash flow for the three months ended December 31, 1996 and 1995. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form
10-K for the year ended September 30, 1996.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $6,113,000 and $6,521,000 at December 31, 1996 and September 30, 1996, respectively.

3.  Backlog: The backlog of uncompleted contracting work was approximately
$98,812,000 on contracts in force as of December 31, 1996, compared with $89,517,000 as of September 30, 1996, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $720,000 and $26,000 at December 31, 1996 and September 30, 1996,
respectively.

4. Cash: Cash balances at December 31, 1996 include approximately $2,262,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.



















                   Amelco Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial Condition
                                  and
                         Results of Operations



Capital Resources and Liquidity
------------------------------
     Cash balances increased from $3,841,000 at September 30, 1996 to
$4,229,000 at December 31, 1996. This increase in cash of $388,000 consisted primarily of $152,000 provided by operating activities and $284,000 by financing activities. These increases were offset by $48,000 used by investing activities.

     Cash provided by operating activities consisted primarily of decreases in accounts receivables aggregating $5,556,000 and net earnings from operating activities of $288,000. This change was offset by decreases in accounts payable and accrued expenses aggregating 3,073,000, a decrease in billings in excess of costs and recognized profits on uncompleted contracts of $506,000 and an increase costs and recognized profits in excess of billings on uncompleted contracts of $1,969,000.

     Net cash provided by financing activities included primarily an increase of $300,000 in borrowings under the Company's lines of credit which was offset by repayments of long term debt of $16,000. Net cash used by investing activities consisted primarily of capital expenditures of $60,000.

     The Company's construction backlog amounted to approximately
$98,812,000 at December 31, 1996, of which approximately $80.1 million was in California, $5.2 million was in Hawaii and the Pacific Basin, and $13.5 million in other continental U. S. states. The Company's revolving lines of credit aggregating $7,000,000 are scheduled to be renewed in March 1997. At December 31, 1996, there was $900,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.






























                   Amelco Corporation and Subsidiaries
       Management's Discussion and Analysis of Financial Condition and
                         Results of Operations
                             (continued)


Results of Operations
---------------------
   	Consolidated revenues decreased by 18.5% in the three month period ended
December 31, 1996 as compared to the prior year. The change in the three month period results primarily from revenue decreases of approximately
$4.3 million from the California operations and $0.7 million from the Hawaii and Pacific operations. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

	 Gross profits increased by $571,000 in the three month period ended
December 31, 1996 as compared to the previous period. Gross profits as a percentage of revenue were 13.8% and 9.2% in the three month periods ended
December 31, 1996 and 1995, respectively. The change in gross margins reflects higher margins realized on construction work performed in the current quarter in both the California and Hawaii markets as compared to the previous period. The Company has experienced highly competitive conditions in the commercial and industrial construction market. This is expected to continue. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

    	General and administrative expenses for the three month period ended
December 31, 1996 increased by approximately $380,000 as compared to the previous period. The change reflects primarily increases in staffing levels, compensation costs and estimating expenses. Staffing level changes included increases in project management, project engineers and administrative jobsite staff in response to the requirements of ongoing contracts in progress.

	Interest expense decreased by $36,000 in the three month period ended
December 31, 1996 due primarily to lower levels of borrowings under the Company's lines of credit as compared to the previous period. Other income
(expense), net decreased by $61,000 due primarily to a decrease in interest income earned on short term cash investments.



                                Part II

                           Other Information


No events occurred during the three (3) month period ended December 31, 1996 which are reportable under this part.







                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Amelco Corporation


Date: February 14, 1997                    By /s/ Patrick T. Miike
                                           ------------------------
                                                  Patrick T. Miike
                                              Chief Financial Officer,
                                             Vice President-Finance and
                                                    Treasurer

