Form 10-Q
period 1997-03-31
AMELCO CORP
filed 1997-05-15
CIK 4438

                                Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                    OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____to____

                    Commission file number 0-6079


                           AMELCO CORPORATION
             (Exact name of registrant as specified in its charter)

           California                                99-0068616
           ----------                               -----------
     (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

      19208 South Vermont Avenue
           Gardena, California                           90248
      --------------------------                      ----------
    (Address of principal executive offices)        	 (Zip Code)



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

                                                 Outstanding at
     Class of Common Stock                       March 31, 1997
     ---------------------                       --------------
   Common Stock, without par value	               1,443,088


                    AMELCO CORPORATION AND SUBSIDIARIES

                                  INDEX



PART I.   FINANCIAL INFORMATION                       PAGE

Consolidated Balance Sheets-
  March 31, 1997 and September 30, 1996                 3

Consolidated Statements of Earnings -
  Six months ended March 31, 1997 and 1996              4

Consolidated Statements of Earnings -
  Three months ended March 31, 1997 and 1996            5

Consolidated Statements of Cash Flow-
  Six months ended March 31, 1997 and 1996              6

Notes to Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   8


PART II.

Other Information                                      10

Signature Page                                         10



               Amelco Corporation and Subsidiaries
                   Consolidated Balance Sheets

                                                 (Unaudited)
                                                   March 31,    September 30,
                                                    1997           1996
                                               -------------   -------------
Assets
------
Cash (note 4)                                  $   3,638,000       3,841,000
Receivables, net (note 2)                         21,026,000      23,485,000
Inventories                                           68,000          62,000
Investment in and advances to joint ventures         487,000         138,000
Costs and recognized profits in excess of
   billings on uncompleted contracts               8,065,000       6,121,000
Deferred tax assets                                  211,000         216,000
Prepaid expenses and other                           215,000         174,000
                                               -------------   -------------
     Total  Current  Assets                       33,710,000      34,037,000

Note receivable from related party,
   noncurrent (note 5)                             3,252,000       3,271,000
Other notes receivable and noncurrent investments    307,000         307,000
Property, plant and equipment, net                 2,232,000       2,273,000
Other assets                                         198,000         158,000
                                                ------------   -------------
     Total Assets                                 39,699,000      40,046,000
                                                ============   =============

Liabilities and Stockholders' Equity
------------------------------------
Short term borrowings                              2,250,000         600,000
Current portion of long term debt                     77,000          61,000
Accounts payable                                   9,533,000      11,942,000
Accrued expenses                                   2,593,000       2,803,000
Federal and state income taxes                        99,000             -
Billings in excess of costs and recognized
profits on uncompleted contracts                   6,622,000       7,000,000
Other current liabilities                            601,000         281,000
                                                ------------   -------------
          Total  Current  Liabilities             21,775,000      22,687,000

Long term debt, excluding current portion          2,033,000       2,079,000
Minority interest in subsidiary                       34,000          28,000

Stockholders' equity:
Common stock, without par value,
  authorized 3,000,000 shares,issued 2,214,008     5,535,000       5,535,000
Additional paid-in capital                         7,427,000       7,427,000
Retained earnings                                  5,907,000       5,302,000
                                                ------------   -------------
                                                  18,869,000      18,264,000
Less treasury shares                              (3,012,000)     (3,012,000)
                                                ------------   -------------
          Total stockholders' equity              15,857,000      15,252,000
                                                ------------   -------------
  Total Liabilities and
  Stockholders' Equity                         $  39,699,000      40,046,000
                                                ============   =============


               Amelco Corporation and Subsidiaries
               Consolidated Statements of Earnings
            Six Months Ended March 31, 1997 and 1996
                            (Unaudited)



                                                    1997            1996
                                              -------------    ------------
Revenues                                      $  44,477,000      58,572,000
Costs and operating expenses                     38,390,000      53,451,000
                                              -------------    ------------
Gross profit                                      6,087,000       5,121,000

General and administrative expenses               5,052,000       4,436,000
                                              -------------    ------------
Operating income                                  1,035,000         685,000
                                              -------------    ------------
Other income (expense):
  Interest expense                                 (176,000)       (210,000)
  Other, net                                        166,000         170,000
                                              -------------    ------------
    Total other income (expense)                    (10,000)        (40,000)
                                              -------------    ------------
Earnings before income taxes                      1,025,000         645,000

Income tax expense                                  415,000         264,000

Minority interest in earnings (loss)
  of subsidiary                                       5,000           6,000
                                               ------------    ------------
Net earnings                                   $    605,000         375,000
                                               ============    ============



Earnings per share:

Net earnings per common share                        $ 0.42           $ 0.26
                                                ===========      ===========

Weighted average number of common shares
  outstanding during the period                    1,443,000       1,443,000
                                                ============     ===========


                 Amelco Corporation and Subsidiaries
                 Consolidated Statements of Earnings
              Three Months Ended March 31, 1997 and 1996
                              (Unaudited)



                                                     1997            1996
                                              -------------    ------------
Revenues                                      $  22,083,000      31,094,000
Costs and operating expenses                     19,086,000      28,492,000
                                              -------------    ------------
Gross profit                                      2,997,000       2,602,000

General and administrative expenses               2,463,000       2,227,000
                                               ------------    ------------
Operating income                                    534,000         375,000
                                               ------------    ------------
Other income (expense):
Interest expense                                   (103,000)       (101,000)
Other, net                                          107,000          50,000
                                               ------------    ------------
Total other income (expense)                          4,000         (51,000)

Earnings  before income taxes                       538,000         324,000
                                               ------------    ------------
Income tax expense                                  218,000         133,000
Minority interest in earnings (loss)
  of subsidiary                                       3,000           3,000
                                               ------------    ------------
Net earnings                                  $     317,000         188,000
                                               ============    ============




Earnings per share:

Net earnings per common share                        $ 0.22          $ 0.13
                                               ============    ============
Weighted average number of common shares
  outstanding during the period                   1,443,000       1,443,000
                                               ============    ============

               Amelco Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
            Six Months Ended March 31, 1997 and 1996
                           (Unaudited)


                                                        1997          1996
                                                  ------------    ----------
Cash flows from operating activities:
-------------------------------------
Net earnings                                      $    605,000       375,000
                                                  ------------    ----------
Adjustments to reconcile income to net cash
provided (used) by operating activities:
  Depreciation and amortization                        193,000       205,000
  Gain on sale of assets                                (1,000)       (7,000)
  (Increase) decrease in assets and increase
    (decrease) in liabilities:
      Accounts receivable                            2,459,000     1,536,000
      Investment in joint venture                     (349,000)       44,000
      Inventories                                       (6,000)       (4,000)
     Costs and recognized profits in excess
      of billings on uncompleted  contracts         (1,944,000)      (39,000)
     Prepaid expenses                                  (41,000)     (336,000)
     Other assets                                      (40,000)      (38,000)
     Accounts payable and accrued expenses          (2,619,000)   (2,315,000)
     Billings in excess of costs and recognized
       profits on uncompleted contracts               (378,000)      509,000
     Income taxes payable                              104,000        13,000
     Other liabilities                                 320,000       (69,000)
                                                   -----------    ----------
        Total adjustments                           (2,302,000)     (501,000)
                                                   -----------    ----------
          Net cash (used) by operating activities   (1,697,000)     (126,000)
                                                   -----------    ----------

Cash flows from investing activities:
-------------------------------------
  Decrease (increase) in notes receivable and
     other investments                                  19,000       (33,000)
  Proceeds from sale of assets                           1,000         8,000
  Capital expenditures                                (152,000)     (645,000)
  Other                                                  6,000         6,000
                                                    ----------    ----------
          Net cash (used) by investing activities     (126,000)     (664,000)
                                                    ----------    ----------

Cash flows from financing activities:
-------------------------------------
  Borrowings  under revolving line of credit, net    1,650,000       425,000
  Repayments of long term debt                         (30,000)      (24,000)
  Borrowings under short term note payable                  -        638,000
  Repayments of short term note payable                     -       (453,000)
  Dividends paid                                            -       (217,000)
                                                    ----------    ----------
         Net cash provided by financing activities   1,620,000       369,000
                                                    ----------    ----------
         Net increase (decrease) in cash and
         cash equivalents                             (203,000)     (421,000)

Cash and cash equivalents at beginning of period     3,841,000     3,863,000
                                                   -----------    ----------
Cash and cash equivalents at end of period        $  3,638,000     3,442,000
                                                   ===========   ===========

                Amelco Corporation and Subsidiaries
            Notes to Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and September 30, 1996, the results of its operations for the three and six months ended March 31, 1997 and 1996 and changes in cash flow for the six months ended March 31, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $4,993,000 and $6,521,000 at March 31, 1997 and September 30, 1996, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $109,203,000 on contracts in force as of March 31, 1997, compared with $89,517,000 as of September 30, 1996, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $216,000 and $26,000 at March 31, 1997 and September 30, 1996, respectively.

4. Cash: Cash balances at March 31, 1997 include approximately $2,095,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5.    Subsequent Event:    At March 31, 1997, the Company had a note
receivable from Halau Corporation amounting to $3,289,000 (comprised of $3,252,000 as noncurrent note receivable and $37,000 as current receivable). The note arose out of a sale of office property by the Company to Halau Corporation in 1991. On, April 4, 1997, the Company, through a newly formed wholly-owned subsidiary, purchased this office property from Halau Corporation for a sales price of $3,964,000. The terms of the sale provided for a cash payment of $675,000 and the reconveyance of the balance of the $3,289,000 mortgage note to the Company.

                 Amelco Corporation and Subsidiaries
  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations



Capital Resources and Liquidity
-------------------------------
     Cash balances decreased from $3,841,000 at September 30, 1996 to $3,638,000 at March 31, 1997. This decrease in cash of $203,000 consisted primarily of $1,697,000 used by operating activities and $126,000 by investing activities. These uses of cash were offset by $1,620,000 provided by financing activities.

     Cash used by operating activities consisted primarily of decreases in accounts payable and accrued expenses aggregating $2,619,000, a decrease in billings in excess of costs and recognized profits on uncompleted contracts of $378,000 and an increase in costs and recognized profits in excess of billings on uncompleted contracts of $1,944,000. This change was offset by decreases in accounts receivables aggregating $2,459,000 and net earnings from operating activities of $605,000.

     Net cash provided by financing activities included primarily an increase of $1,650,000 in borrowings under the Company's lines of credit which was offset by repayments of long term debt of $30,000. Net cash used by investing activities consisted primarily of capital expenditures of $152,000.

     The Company's construction backlog amounted to approximately $109,203,000 at March 31, 1997, of which approximately $91.1 million was in California, $4.0 million was in Hawaii and the Pacific Basin, and $14.1 million in other continental U. S. states. The Company's revolving lines of credit aggregating $7,000,000 were renewed in March 1997. At March 31, 1997, there was $2,250,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.

                   Amelco Corporation and Subsidiaries
 Management's Discussion and Analysis of Financial Condition and
                       Results of Operations
                            (continued)



Results of Operations
---------------------
     Consolidated revenues decreased by 24.1% in the six month period ended March 31, 1997 as compared to the prior year. The change in the six month period results primarily from revenue decreases of approximately $10.1 million from the California operations, $1.5 million from the Hawaii operations and $2.5 million from construction operations in other western continental U. S. states. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

     Gross profits increased by $966,000 in the six month period ended March 31, 1997 as compared to the previous period. Gross profits as a percentage of revenue were 13.7% and 8.7% in the six month periods ended March 31, 1997 and 1996, respectively. The change in gross margins reflects improved margins on construction work performed in the current period in both the California and Hawaii markets. The Company continues to experience highly competitive conditions in the commercial and industrial construction market. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

     General and administrative expenses for the six month period ended March 31, 1997 increased by approximately $616,000 as compared to the previous period. The change reflects primarily increases in staffing levels, compensation costs and estimating expenses. Staffing level changes included increases in project management, project engineers and administrative jobsite staff in response to the requirements of ongoing contracts in progress.

     Interest expense decreased by $34,000 in the six month period ended March 31, 1997 due primarily to decreased utilization of the Company's lines of credit as compared to the previous period.

                              Part II

                        Other Information


No events occurred during the three (3) month period ending March 31, 1997 which are reportable under this part.







                             Signatures
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Amelco Corporation


Date: May 14, 1997                             By /s/ Patrick T. Miike
                                               -----------------------
                                                   Patrick T. Miike
                                               Chief Financial Officer,
                                             Vice President-Finance and
                                                      Treasurer