Form 10-Q
period 1997-06-30
AMELCO CORP
filed 1997-08-14
CIK 4438

                              Form 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                       OR

             (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ____to____

                    Commission file number 0-6079


                         AMELCO CORPORATION
             (Exact name of registrant as specified in its charter)

           California                                99-0068616
           ----------                               --------------
     (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

      19208 South Vermont Avenue
           Gardena, California                     90248
      ---------------------------                  ---------
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

                            YES   X            NO ____
                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
     Class of Common Stock                       June 30, 1997
Common Stock, without par value	                  1,443,088


                AMELCO CORPORATION AND SUBSIDIARIES

                                INDEX

<CATION>


PART I.   FINANCIAL INFORMATION                       PAGE

Consolidated Balance Sheets-
  June 30, 1997 and September 30, 1996                  3

Consolidated Statements of Earnings -
  Nine months ended June 30, 1997 and 1996              4

Consolidated Statements of Earnings -
  Three months ended June 30, 1997 and 1996             5

Consolidated Statements of Cash Flow-
  Nine months ended June 30, 1997 and 1996              6

Notes to Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   8


PART II.

Other Information                                       10

Signature Page                                          10



               Amelco Corporation and Subsidiaries
                   Consolidated Balance Sheets


                                                (Unaudited)
                                                   June 30,    September 30,
                                                   1997           1996
                                               -------------   -------------
Assets
------
Cash (note 4)                                  $   3,211,000       3,841,000
Receivables, net (note 2)                         28,882,000      23,485,000
Inventories                                           67,000          62,000
Investment in and advances to joint ventures         295,000         138,000
Costs and recognized profits in excess of
   billings on uncompleted contracts               7,921,000       6,121,000
Deferred tax assets                                  136,000         216,000
Prepaid expenses and other                            45,000         174,000
                                                 -----------     -----------
     Total  Current  Assets                       40,557,000      34,037,000

Note receivable from related party,
   noncurrent (note 5)                                   -         3,271,000
Other notes receivable and noncurrent investments    239,000         307,000
Property, plant and equipment, net (note 5)        6,223,000       2,273,000
Other assets                                         198,000         158,000
                                                 -----------     -----------
     Total Assets                                 47,217,000      40,046,000
                                                 ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Short term borrowings                              1,100,000         600,000
Current portion of long term debt                     71,000          61,000
Accounts payable                                  14,597,000      11,942,000
Accrued expenses                                   3,267,000       2,803,000
Federal and state income taxes                       104,000             -
Billings in excess of costs and recognized
profits on uncompleted contracts                   9,145,000       7,000,000
Other current liabilities                            734,000         281,000
                                                 -----------     -----------
          Total  Current  Liabilities             29,018,000      22,687,000

Long term debt, excluding current portion          2,024,000       2,079,000
Minority interest in subsidiary                       37,000          28,000

Stockholders' equity:
Common stock, without par value,
  authorized 3,000,000 shares,issued 2,214,008     5,535,000       5,535,000
Additional paid-in capital                         7,427,000       7,427,000
Retained earnings                                  6,188,000       5,302,000
                                              --------------    ------------
                                                  19,150,000      18,264,000
Less treasury shares                              (3,012,000)     (3,012,000)
                                              --------------    ------------
          Total stockholders' equity              16,138,000      15,252,000
                                               -------------    ------------
  Total Liabilities and
  Stockholders' Equity                         $  47,217,000      40,046,000
                                               =============    ============


               Amelco Corporation and Subsidiaries
               Consolidated Statements of Earnings
            Nine Months Ended June 30, 1997 and 1996
                            (Unaudited)




                                                    1997            1996
                                              -------------   -------------
Revenues                                      $  76,674,000      88,322,000
Costs and operating expenses                     67,686,000      80,421,000
                                              -------------   -------------
Gross profit                                      8,988,000       7,901,000

General and administrative expenses               7,456,000       6,920,000
                                              -------------   -------------
Operating income                                  1,532,000         981,000
                                              -------------   -------------
Other income (expense):
  Interest expense                                 (272,000)       (295,000)
  Other, net                                        250,000         276,000
                                              -------------   -------------
    Total other income (expense)                    (22,000)        (19,000)
                                              -------------   -------------
Earnings before income taxes                      1,510,000         962,000

Income tax expense                                  615,000         394,000

Minority interest in earnings
  of subsidiary                                       9,000          15,000
                                               ------------    ------------
Net earnings                                   $    886,000         553,000
                                               ============    ============



Earnings per share:

Net earnings per common share                        $ 0.61          $ 0.38
                                                ===========       =========

Weighted average number of common shares
  outstanding during the period                   1,443,000        1,443,000
                                                 ==========       ==========


                 Amelco Corporation and Subsidiaries
                 Consolidated Statements of Earnings
              Three Months Ended June 30, 1997 and 1996
                              (Unaudited)



                                                     1997            1996
                                              -------------    ------------
Revenues                                      $  32,197,000      29,750,000
Costs and operating expenses                     29,296,000      26,970,000
                                              -------------    ------------
Gross profit                                      2,901,000       2,780,000

General and administrative expenses               2,404,000       2,484,000
                                              -------------    ------------
Operating income                                    497,000         296,000
                                              -------------    ------------
Other income (expense):
Interest expense                                    (96,000)        (85,000)
Other, net                                           84,000         106,000
                                              -------------    ------------
Total other income (expense)                        (12,000)         21,000
                                              -------------    ------------
Earnings  before income taxes                       485,000         317,000
                                              -------------    ------------
Income tax expense                                  200,000         130,000
Minority interest in earnings
  of subsidiary                                       4,000           9,000
                                              -------------    ------------
Net earnings                                  $     281,000         178,000
                                              =============    ============




Earnings per share:

Net earnings per common share                        $ 0.19          $ 0.12
                                                ===========     ===========
Weighted average number of common shares
  outstanding during the period                   1,443,000       1,443,000
                                                ===========     ===========


               Amelco Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
            Nine Months Ended June 30, 1997 and 1996
                           (Unaudited)


                                                        1997          1996
                                                  ------------   -----------
Cash flows from operating activities:
-------------------------------------
Net earnings                                      $    886,000       553,000
                                                  ------------   -----------
Adjustments to reconcile income to net cash
provided (used) by operating activities:
  Depreciation and amortization                        292,000       314,000
  Gain on sale of assets                                (1,000)       (1,000)
  (Increase) decrease in assets and increase
    (decrease) in liabilities:
      Accounts receivable                           (5,397,000)      625,000
      Investment in joint venture                     (157,000)       33,000
      Inventories                                       (5,000)        5,000
      Costs and recognized profits in excess
      of billings on uncompleted  contracts         (1,800,000)      161,000
      Prepaid expenses                                 129,000       (74,000)
      Other assets                                     (40,000)      (38,000)
      Accounts payable and accrued expenses          3,119,000    (2,897,000)
      Billings in excess of costs and recognized
         profits on uncompleted contracts            2,145,000     1,080,000
      Income taxes payable                             184,000         2,000
      Other liabilities                                453,000      (133,000)
                                                   ------------   -----------
        Total adjustments                           (1,078,000)     (923,000)
                                                   ------------   -----------
          Net cash (used) by operating activities     (192,000)     (370,000)
                                                   ------------   -----------
Cash flows from investing activities:
-------------------------------------
  Decrease (increase) in notes receivable and
     other investments                               3,339,000        19,000
  Capital expenditures                              (4,242,000)     (846,000)
  Proceeds from sale of assets                           1,000        21,000
  Other                                                  9,000        15,000
                                                   ------------   -----------
          Net cash (used) by investing activities     (893,000)     (791,000)
                                                   ------------   -----------
Cash flows from financing activities:
-------------------------------------
  Borrowings  under revolving line of credit, net      500,000     1,200,000
  Repayments of long term debt                         (45,000)      (37,000)
  Borrowings of Long-term debt                              -        281,000
  Borrowings under short term note payable                  -        638,000
  Repayments of short term note payable                     -       (682,000)
  Dividends paid                                            -       (217,000)
                                                    ----------    -----------
         Net cash provided by financing activities     455,000     1,183,000
                                                    ----------    -----------
         Net increase (decrease) in cash and
         cash equivalents                             (630,000)       22,000

Cash and cash equivalents at beginning of period     3,841,000     3,863,000
                                                    ----------    ----------
Cash and cash equivalents at end of period        $  3,211,000     3,885,000
                                                  ============   ===========


                Amelco Corporation and Subsidiaries
            Notes to Consolidated Financial Statements



1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and September 30, 1996, the results of its operations for the three and nine months ended June 30, 1997 and 1996 and changes in cash flow for the nine months ended June 30, 1997 and 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2. Retentions: Contract retentions which are collectible upon the owner's approval of contract performance on construction contracts are included under receivables and amount to $5,611,000 and $6,521,000 at June 30, 1997 and September 30, 1996, respectively.

3. Backlog: The backlog of uncompleted contracting work was approximately $113,141,000 on contracts in force as of June 30, 1997, compared with $89,517,000 as of September 30, 1996, inclusive of the Company's proportionate share of contract backlog from joint ventures amounting to $44,000 and $26,000 at June 30, 1997 and September 30, 1996, respectively.

4. Cash: Cash balances at June 30, 1997 include approximately $2,107,000 in restricted time deposits maintained in lieu of retention which will be released upon completion of the related construction projects. Interest income on these deposits are credited to the Company.

5.    Property Acquisition:   On April 4, 1997, the Company, through a newly
formed wholly-owned subsidiary, purchased an office and warehouse property from Halau Corporation for a sales price of $3,964,000. The Company had been leasing this property as an office and administrative facility for its construction operations. The terms of the sale provided for a cash payment of $675,000 and the reconveyance of the balance of a note receivable owed by Halau Corporation to the Company. At September 30, 1996, the note receivable from Halau Corporation amounted to $3,306,000 (comprised of $3,271,000 as noncurrent note receivable and $35,000 as current receivable).

                 Amelco Corporation and Subsidiaries
  Management's Discussion and Analysis of Financial Condition and
                         Results of Operations



Capital Resources and Liquidity
-------------------------------
     Cash balances decreased from $3,841,000 at September 30, 1996 to $3,211,000 at June 30, 1997. This decrease in cash of $630,000 consisted primarily of $192,000 used by operating activities and $893,000 by investing activities. These uses of cash were offset by $455,000 provided by financing activities.

     Cash used by operating activities consisted primarily of increases in accounts receivable of $5,397,000 and costs and recognized profits in excess of billings on uncompleted contracts of $1,800,000. This change was offset by increases in accounts payables and accrued expenses aggregating $3,119,000, billings in excess of costs and recognized profits on uncompleted contracts of $2,145,000 and net earnings from operating activities of $886,000. The change in receivables arises primarily from increased billings in the current quarter on new projects in California which will be collected in the following period. The change in costs and recognized profits in excess of billings on uncompleted contracts reflects costs incurred, primarily in the California operations, which will be billed in the succeeding quarter.

	Net cash used by investing activities included capital expenditures of $4,242,000, consisting of equipment purchases approximating $278,000 and the acquisition of an office property for $3,964,000 as further described in note 5 to the consolidated financial statements. This change was offset by decreases in notes receivables, including primarily the reconveyance of a note receivable to the owner of the office property as discussed in note 5 to the consolidated financial statements.

     Net cash provided by financing activities included primarily an increase of $500,000 in borrowings under the Company's lines of credit which was offset by repayments of long term debt of $45,000.

     The Company's construction backlog amounted to approximately $113,141,000 at June 30, 1997, of which approximately $95.0 million was in California, $3.8 million was in Hawaii and the Pacific Basin, and $14.3 million in other continental U. S. states. The Company's continues to maintain its lines of credit aggregating $7,000,000. At June 30, 1997, there was $1,100,000 borrowed under these lines of credit. Management believes that the present liquidity of the Company together with the availability of the aforementioned lines of credit are adequate to provide the necessary working capital to fund the Company's operations in the near term future.

                   Amelco Corporation and Subsidiaries
 Management's Discussion and Analysis of Financial Condition and
                       Results of Operations
                            (continued)



Results of Operations
---------------------
     Consolidated revenues decreased by 13.2% in the nine month period ended June 30, 1997 as compared to the prior year. The change in the nine month period results primarily from revenue decreases of approximately $5.4 million from the California operations, $3.6 million from the Hawaii operations and $2.7 million from construction operations in other western continental U. S. states. These changes in revenue volume reflect primarily the degree of success in bidding on new work as well as the scheduling requirements of the customer, and are not necessarily indicative of revenue volume or profitability in future periods.

     Gross profits increased by $1,087,000 in the nine month period ended June 30, 1997 as compared to the previous period. Gross profits as a percentage of revenue were 11.7% and 8.9% in the nine month periods ended June 30, 1997 and 1996, respectively. The change in gross margins reflects improved margins on construction work performed in the current period in both the California and Hawaii markets. The Company continues to experience highly competitive conditions in the commercial and industrial construction market. Management's ability to enhance profit margins in its business is largely limited to its ability to identify profitable bidding opportunities, estimate accurately during the bidding stage and upon award, to effectively manage jobsite performance.

     General and administrative expenses for the nine month period ended June 30, 1997 increased by approximately $536,000 as compared to the previous period. The change reflects primarily increases in staffing levels, compensation costs and estimating expenses. Staffing level changes included increases in project management, project engineers and administrative jobsite staff in response to the requirements of ongoing contracts in progress.

     Interest expense decreased by $23,000 in the nine month period ended June 30, 1997 due primarily to higher average outstanding borrowings under the Company's lines of credit in the previous period as compared to the current period.

                              Part II

                        Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

      	The Company held its Annual Meeting of Shareholders on May 29,
1997 at which 1,047,484 or 72.6% of the outstanding shares were represented. At the meeting 99.9% of the voting shares were cast for the election of Samuel
M. Angelich, Mark S. Angelich and John M. Carmack as directors for the ensuing year.






                             Signatures
                            ------------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Amelco Corporation


Date: August 14, 1997                             By /s/ Patrick T. Miike
                                                  -----------------------
                                                   Patrick T. Miike
                                               Chief Financial Officer,
                                             Vice President-Finance and
                                                      Treasurer