Form 10-Q/A
period 1997-06-30
AMELCO CORP
filed 1997-10-24
CIK 4438

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
                                                ===========     ===========


               Amelco Corporation and Subsidiaries
              Consolidated Statements of Cash Flows
            Nine Months Ended June 30, 1997 and 1996
                           (Unaudited)


                                                        1997          1996
                                                  ------------   -----------
Cash flows from operating activities:
-------------------------------------
Net earnings                                      $    886,000       553,000
                                                  ------------   -----------
Adjustments to reconcile income to net cash
provided (used) by operating activities:
  Depreciation and amortization                        292,000       314,000
  Gain on sale of assets                                (1,000)       (1,000)
  (Increase) decrease in assets and increase
    (decrease) in liabilities:
      Accounts receivable                           (5,397,000)      625,000
      Investment in joint venture                     (157,000)       33,000
      Inventories                                       (5,000)        5,000
      Costs and recognized profits in excess
      of billings on uncompleted  contracts         (1,800,000)      161,000
      Prepaid expenses                                 129,000       (74,000)
      Other assets                                     (40,000)      (38,000)
      Accounts payable and accrued expenses          3,119,000    (2,897,000)
      Billings in excess of costs and recognized
         profits on uncompleted contracts            2,145,000     1,080,000
      Income taxes payable                             184,000         2,000
      Other liabilities                                453,000      (133,000)
                                                   ------------   -----------
        Total adjustments                           (1,078,000)     (923,000)
                                                   ------------   -----------
          Net cash (used) by operating activities     (192,000)     (370,000)
                                                   ------------   -----------
Cash flows from investing activities:
-------------------------------------
  Decrease (increase) in notes receivable and
     other investments                                  68,000        19,000
  Capital expenditures                                (971,000)     (846,000)
  Proceeds from sale of assets                           1,000        21,000
  Other                                                  9,000        15,000
                                                   ------------   -----------
          Net cash (used) by investing activities     (893,000)     (791,000)
                                                   ------------   -----------
Cash flows from financing activities:
-------------------------------------
  Borrowings  under revolving line of credit, net      500,000     1,200,000
  Repayments of long term debt                         (45,000)      (37,000)
  Borrowings of Long-term debt                              -        281,000
  Borrowings under short term note payable                  -        638,000
  Repayments of short term note payable                     -       (682,000)
  Dividends paid                                            -       (217,000)
                                                    ----------    -----------
         Net cash provided by financing activities     455,000     1,183,000
                                                    ----------    -----------
         Net increase (decrease) in cash and
         cash equivalents                             (630,000)       22,000

Cash and cash equivalents at beginning of period     3,841,000     3,863,000
                                                    ----------    ----------
Cash and cash equivalents at end of period        $  3,211,000     3,885,000
                                                  ============   ===========

Non-cash financing and investing activities:
-------------------------------------------
Property acquired in exchange for reconveyance
   of note receivable                             $  3,289,000           -
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

	    Investing activities included capital expenditures primarily consisting of equipment purchases approximating $278,000 and the acquisition of an office property for $3,964,000 as further described in note 5 to the consolidated financial statements. This change was offset by decreases in notes receivables, including primarily the reconveyance of a note receivable to the owner of the office property as discussed in note 5 to the consolidated financial statements.

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